Form 10-Q
period 2012-03-31
Healthway Shopping Network
filed 2012-05-21
CIK 1479014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

Commission File Number: 333-166983
Healthway Shopping Network, Inc.
(Exact name of registrant as specified in its charter)
Florida	75-3262502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
802 Old Dixie Hwy #2, Lake Park, FL 33403
(Address of principal executive offices) (Zip Code)

(877) 564-4976
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  No ☒

As of May 1, 2012, there were 190,100,000 shares of the issuer's $.0000001 par value common stock issued and outstanding.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Condensed Balance Sheets
March 31, 2012 and December 31, 2011

ASSETS

	March 31, 2011	December 31, 2011
	(Unaudited)

NONE

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$8,173	$7,673
Loan payable - shareholder	57,626	57,626
Loan payable - related party	3,100	3,100
Total current liabilities	68,899	68,399

Stockholders' Deficit:
Common stock, $0.0000001 par value; 200,000,000 shares authorized,
190,100,000 shares issued and outstanding	19	19
Additional paid in capital	14,829	14,829
Deficit accumulated during development stage	(83,747)	(83,247)
	(68,899)	(68,399)

	$-	$-

See accompanying summary of notes to unaudited condensed financial statements.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the Three Months Ended March 31, 2012 and 2011 and for the Period
From January 11, 2008 (Inception) to March 31, 2012

	From January 11,
	2008 (Inception) to	For the Three Months Ended March 31,
	March 31, 2012	2012	2011

Revenue, net	$-	$-	$-
Cost of goods sold	16	-
Gross income	(16)	-	-

Expenses:
General and administrative expenses	83,731	500	250
Loss from operations	-		-
	83,731	500	250

Net loss before other income and expenses	(83,747)	(500)	(250)

Other income and (expenses)
Provision for income taxes	-	-	-
	-	-	-

Net loss	$(83,747)	$(500)	$(250)

Loss per common share - Basic and
fully diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - Basic and fully diluted	189,535,556	190,100,000	190,100,000

See accompanying summary of notes to unaudited condensed financial statements.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from January 11, 2008 (Inception) to March 31, 2012

					Accumulated
			Additional		Deficit During	Total
	Common Stock		Paid in	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Deficit
January 11, 2008 - Issuance of common
stock to founders at $.0000001 per share	188,990,000	$19	$40	$-	$-	$59
Shares issued for cash at $0.01 and $0.04 per share	60,000	-	675			675
Shares issued for cash at $0.04 per share	30,000	-	1,200			1,200
Shares issued for cash at $0.04 per share	10,000	-	400			400
Shares issued for cash at $0.04 per share	10,000	-	10			10
Subscription receivable				(40)	-	(40)
Net loss	-	-	-	-	(42,969)	(42,969)
Balance - December 31, 2008	189,100,000	19	2,325	(40)	(42,969)	(40,665)

Adjustment to subscription agreement			4	(4)		-
Net loss	-	-	-	-	(5,747)	(5,747)
Balance - December 31, 2009	189,100,000	19	2,329	(44)	(48,716)	(46,412)

Payment of subscription receivable	-	-	-	44	-	44
Shares issued for cash at $0.0125 per share	1,000,000	-	12,500	-	-	12,500
Net loss	-	-	-	-	(29,831)	(29,831)
Balance - December 31, 2010	190,100,000	19	14,829	-	(78,547)	(63,699)

Net loss	-	-	-	-	(4,700)	(4,700)
Balance - December 31, 2011	190,100,000	19	14,829	-	(83,247)	(68,399)

Net loss	-	-	-	-	(500)	(500)
Balance - March 31, 2012	190,100,000	$19	$14,829	$-	$(83,747)	$(68,899)

See accompanying summary of notes to unaudited condensed financial statements.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011 and for the Period
From January 11, 2008 (Inception) to March 31, 2012

	From January
	11, 2008	For the Three Months Ended
	(Inception) to	March 31,
	March 31, 2012	2012	2011

Cash flows from operating activities:
Net loss	$(83,747)	$(500)	$(250)
Adjustments to reconcile net loss to net cash used
by operating activities:
Bank overdraft	-	-	(2,467)
Accounts payable and accrued expenses	8,173	500	249
Net cash used by operating activities	(75,574)	-	(2,468)

Cash flows from financing activities:
Proceeds from issuance of common stock	14,848	-	-
Shareholder's loan	57,626	-	2,468
Loan payable - related party	3,100	-	-
Net cash provided by financing activities	75,574	-	2,468

Net increase in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying summary of notes to unaudited condensed financial statements.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated in the state of Florida on January 11, 2008. The Company is currently in the development stage but plans to be engaged in sales of various holistic, natural, organic and other health remedies and foods. The Company will provide fast, reliable assistance to individuals seeking to improve their health naturally.

Basis of Presentation
The accompanying unaudited financial statements of Healthway Shopping Network, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year. The unaudited financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto for the fiscal year endd December 31, 2011.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and notes thereto for the fiscal year ended December 31, 2011.

Revenue Recognition
In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenue streams of the Company:

Revenue will be recognized at the time the product is delivered or services are performed. Provision for sales returns will be estimated based on the Company's historical return experience. Revenue will be presented net of returns.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information
The Company follows SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Net Loss Per Common Share
Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at March 31, 2012.

Income Taxes
Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not (which is defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation
The Company accounts for equity instruments issued to employees in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on the fair value using an option pricing model. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from the initial estimates.

Equity instruments granted to non-employees are accounted for in accordance with ASC 505, Equity. The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

Recent Pronouncements
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level three fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company adopted this standard effective January 1, 2012 and it did not affect our results of operations, financial condition or liquidity.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Pronouncements (continued)
In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2013 and early adoption is permitted.

Note 2. STOCKHOLDERS' (DEFICIT)

At inception, the Company issued 188,990,000 shares of its common stock to the founders of the Company for cash of $59.

In February 2008 the Company issued 57,500 shares of its common stock at $0.01 per share.

In February 2008 the Company issued 2,500 shares of its common stock at $0.04 per share.

In July 2008 the Company issued 30,000 shares of its common stock at $0.04 per share.

In July 2008 the Company issued 10,000 shares of its common stock at $0.04 per share.

In August 2008 the Company issued 10,000 shares of its common stock at $0.04 per share.

In May 2010 the Company issued 1,000,000 shares of its common stock at $0.0125 per share.

Note 3. INCOME TAXES
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the three months ended March 31, 2012. The sources and tax effects of the differences

Income tax provision at the federal statutory rate	15%
Effect of operating losses	(15	) %
	0%

As of March 31, 2012, the Company has a net operating loss carryforward of approximately $84,000. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2038. The deferred tax asset relating to the operating loss carryforward has been fully reserved at March 31, 2012.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012

Note 4. LOAN PAYABLE - SHAREHOLDER

Cleveland Gary, the Company’s President, loaned the Company $4,618 and $8,242 during the years ended December 31, 2011 and 2010, respectively. As of March 31, 2012, the total amount owed to Mr. Gary is $57,626. The loan bears no interest and is due on demand.

Note 5. LOAN PAYABLE - RELATED PARTY

A related party, through common management, loaned the Company $3,100 in April 2010. The loan bears no interest and is due on demand.

Note 6. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to March 31, 2012, the Company incurred a net loss of approximately $84,000. In addition, the Company has no significant assets or revenue generating operations.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guarantee that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.
Critical Accounting Policy and Estimates.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2011 and this Quarterly Report on Form 10-Q for the period ended March 31, 2012.

Overview. Healthway Shopping Network, Inc. (“We” or the “Company”) was incorporated in the State of Florida on January 11, 2008. We were formed to be a television, Internet, and retail sales company that focused on selling health products to the general public on Television, Internet TV and  Internet.  The company has just received notice  from the Securities and Exchange Commission that their S1 Registration is effective on March 19, 2012.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended March 31, 2012, together with notes thereto, which are included in this report.

For the three months ended March 31, 2012

Results of Operations.
Revenues. Healthway Shopping Network has generated no revenues for the three months ended March 31, 2012, as compared to the same no revenues for the three months ended March 31, 2011. The Company is in a Developmental Stage and anticipates revenues in the future quarters as they begin funding the company through the sales of the shares declared effective on March 19, 2012.  We expect to generate more significant revenues as we continue to grow our operations and increase our product offerings.

Operating Expenses. For the three months ended March 31, 2012, our total operating expenses have been very controlled and were limited to direct costs associated with the requirements to maintain the effective registration of shares to be sold to raise funds to fund the business operations.  Officers did not receive salaries during this period.

The operating expenses for the quarters ending March 31, 2012  and March 31, 2011 were $500 and $250, respectively.

Net Income (Loss). For the three months ended March 31, 2012, there was a net loss from operations.  The net loss from operations for the quarters ending March 31, 2012 and March 31, 2011 were $500 and $250, respectively.  Our operating expenses for the quarter ended March 31, 2012 were comprised of the costs to maintain a public company filings.

Liquidity and Capital Resources. As of March 31, 2012, we had total current liabilities of $68,899, which were represented by accounts payable and accrued expenses of $8,173 and loans from stockholder and related party of $57,626 and $3,100 respectively. The accounts payable and accrued expenses are comprised primarily of legal fees payable. The loans from stockholder are payable to Cleveland Gary, our officer and director. Per the terms of the notes, the loans are due upon demand and accrue no interest. The loan funds are to be used for working capital purposes. We had no other long term liabilities, commitments or contingencies as of March 31, 2012.

During 2012, we expect to incur significant legal and accounting costs as a result of being a public company. We also expect to generate more significant revenues from the sale of our health related products in the next twelve months. Those anticipated increases in sales will require additional funds to pay for the costs of the goods sold. Our legal and accounting costs and the costs of goods sold will be higher as our business volume and activity increases. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company and increases in the costs of goods sold, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We have no cash as of March 31, 2012. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to expand our operations significantly. Cleveland Gary, our officer and director, has provided loans to us to finance operations and we expect Mr. Gary will continue to do so, although he is not obligated to provide those loans. We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment. Our management believes that we do not require the services of independent contractors to operate at our current level of activity.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.

Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.

Item 1A. Risk Factors.
Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
The information set forth below is included herewith for the purpose of providing the disclosures required under “Item 8.01 - Other Events” of Form 8-K.

We currently have a corporate website, located at www.healthwayshoppingnetwork.com. Our website provides a link to our retail health products in an ecommerce portal. In addition, our corporate website will host the Company’s Annual, Quarterly and Current Reports filed with the Securities and Exchange Commission, as well as corresponding XBRL Interactive Data Files within the next 60 days. Our corporate website also lists the Company’s contact information.

Item 6. Exhibits.
31.1	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Healthway Shopping Network, Inc., a Florida corporation

May 18, 2012	By:	/s/ Cleveland Gary
Cleveland Gary Chief Executive Officer, President, Chief Financial Officer, Secretary and a Director (Principal Executive, Financial and Accounting Officer)