Form 10-Q
period 2012-06-30
Healthway Shopping Network
filed 2012-08-17
CIK 1479014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period endedJune 30, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

Commission File Number: 333-166983
Healthway Shopping Network, Inc.
(Exact name of registrant as specified in its charter)
Florida	75-3262502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of June 30, 2012, there were 190,100,000 shares of the issuer's $.0000001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Healthway Shopping Network, Inc.
(A Development Stage Company)
Condensed Balance Sheets
June 30, 2012 and December 31, 2011

ASSETS

	June 30, 2012	December 31, 2011

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

Healthway Shopping Network, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the Three Months Ended June 30, 2012 and 2011 and for the Period
From January 11, 2008 (Inception) to June 30, 2012

	From January 11,
	2008 (Inception) to	For the Three Months Ended June 30,
	June 30, 2012	2012	2011

Revenue, net	$-	$-	$-
Cost of goods sold	16	-
Gross income	(16)	-	-

Expenses:
General and administrative expenses	83,731	-	250
Loss from operations	-		-
	83,731	-	250

Net loss before other income and expenses	(83,747)	-	(250)

Other income and (expenses)
Provision for income taxes	-	-	-
	-	-	-

Net loss	$(83,747)	$-	$(250)

Loss per common share - Basic and
fully diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - Basic and fully diluted	189,535,556	190,100,000	190,100,000

See accompanying summary of notes to unaudited condensed financial statements.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from January 11, 2008 (Inception) to March 31, 2012

					Accumulated
			Additional		Deficit During	Total
	Common Stock		Paid in	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Deficit
January 11, 2008 - Issuance of common
stock to founders at $.0000001 per share	188,990,000	$19	$40	$-	$-	$59
Shares issued for cash at $0.01 and $0.04 per share	60,000	-	675			675
Shares issued for cash at $0.04 per share	30,000	-	1,200			1,200
Shares issued for cash at $0.04 per share	10,000	-	400			400
Shares issued for cash at $0.04 per share	10,000	-	10			10
Subscription receivable				(40)	-	(40)
Net loss	-	-	-	-	(42,969)	(42,969)
Balance - December 31, 2008	189,100,000	19	2,325	(40)	(42,969)	(40,665)

Adjustment to subscription agreement			4	(4)		-
Net loss	-	-	-	-	(5,747)	(5,747)
Balance - December 31, 2009	189,100,000	19	2,329	(44)	(48,716)	(46,412)

Payment of subscription receivable	-	-	-	44	-	44
Shares issued for cash at $0.0125 per share	1,000,000	-	12,500	-	-	12,500
Net loss	-	-	-	-	(29,831)	(29,831)
Balance - December 31, 2010	190,100,000	19	14,829	-	(78,547)	(63,699)

Net loss	-	-	-	-	(4,700)	(4,700)
Balance - December 31, 2011	190,100,000	19	14,829	-	(83,247)	(68,399)

Net loss	-	-	-	-	(500)	(500)
Balance - June 30, 2012	190,100,000	$19	$14,829	$-	$(83,747)	$(68,899)

See accompanying summary of notes to unaudited condensed financial statements.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Three Months Ended June 30, 2012 and 2011 and for the Period
From January 11, 2008 (Inception) to June 30, 2012

	From January 11, 2008 (Inception) to	For the Three Months Ended June 30,
	June 30, 2012	2012	2011

Cash flows from operating activities:
Net loss	$(83,747)	$-	$(250)
Adjustments to reconcile net loss to net cash used
by operating activities:
Bank overdraft	-	-	(2,467)
Accounts payable and accrued expenses	8,173	-	249
Net cash used by operating activities	(75,574)	-	(2,468)

Cash flows from financing activities:
Proceeds from issuance of common stock	14,848	-	-
Shareholder's loan	57,626	-	2,468
Loan payable - related party	3,100	-	-
Net cash provided by financing activities	75,574	-	2,468

Net increase in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying summary of notes to unaudited condensed financial statements.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012

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

Basis of Presentation
The accompanying unaudited financial statements of Healthway Shopping Network, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q.  All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods.  The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year.  The unaudited financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto  for the fiscal year ended December 31, 2011.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and notes thereto for the fiscal year ended December 31, 2011.

Revenue Recognition
In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue will be recognized at the time the product is delivered or services are performed.  Provision for sales returns will be estimated based on the Company's historical return experience.  Revenue will be presented net of returns.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012

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

Net Loss Per Common Share
Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock.  There were no common stock equivalents at June 30, 2012.

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
June 30, 2012

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation
The Company accounts for equity instruments issued to employees in accordance with ASC 718, Compensation - Stock Compensation.  ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on the fair value using an option pricing model.  ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates.

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
June 30, 2012

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

Note 3.  INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the three months ended June 30, 2012.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	15%
Effect of operating losses	(15)%
0%

As of June 30, 2012, the Company has a net operating loss carryforward of approximately $84,000.  This loss will be available to offset future taxable income.  If not used, this carryforward will begin to expire in 2038.  The deferred tax asset relating to the operating loss carryforward has been fully reserved at June 30, 2012.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2012

Note 4.  LOAN PAYABLE - SHAREHOLDER

Cleveland Gary, the Company’s President, loaned the Company $4,618 and $8,242 during the years ended December 31, 2011 and  2010, respectively.  As of June 30, 2012, the total amount owed to Mr. Gary is $57,626.  The loan bears no interest and is due on demand.

Note 5.  LOAN PAYABLE - RELATED PARTY

A related party, through common management, loaned the Company $3,100 in April 2010.  The loan bears no interest and is due on demand.

Note 6.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from inception to June 30, 2012, the Company incurred a net loss of approximately $84,000.  In addition, the Company has no significant assets or revenue generating operations.

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
Critical Accounting Policy and Estimates.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2011 and this Quarterly Report on Form 10-Q for the period ended June 30, 2012.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended June 30, 2012, together with notes thereto, which are included in this report.

For the three months ended June 30, 2012

Results of Operations.

Revenues. Healthway Shopping Network has generated no revenues for the three months ended June 30, 2012, as compared to the same no revenues for the three months ended June 30, 2011. The Company is in a Developmental Stage and anticipates revenues in the future quarters as they begin funding the company through the sales of the shares declared effective on March 19, 2012.  We expect to generate more significant revenues as we continue to grow our operations and increase our product offerings.

Operating Expenses. For the three months ended June 30, 2012, our total operating expenses have been very controlled and were limited to direct costs associated with the requirements to maintain the effective registration of shares to be sold to raise funds to fund the business operations.  Officers did not receive salaries during this period.

The operating expenses for the quarters ending June 30, 2012  and June 30, 2011 were $0 and $250, respectively.

Net Income (Loss). For the three months ended June 30, 2012, there was a net loss from operations.  The net loss from operations for the quarters ending June 30, 2012 and June 30, 2011 were $500 and $250, respectively.  Our operating expenses for the quarter ended June 30, 2012 were comprised of the costs to maintain a public company filings.

Liquidity and Capital Resources. As of June 30, 2012, we had total current liabilities of $68,899, which were represented by accounts payable and accrued expenses of $8,173 and loans from stockholder and related party of $57,626 and $3,100 respectively. The accounts payable and accrued expenses are comprised primarily of legal fees payable. The loans from stockholder are payable to Cleveland Gary, our officer and director. Per the terms of the notes, the loans are due upon demand and accrue no interest. The loan funds are to be used for working capital purposes. We had no other long term liabilities, commitments or contingencies as of June 30, 2012.

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

We have no cash as of June 30, 2012. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to expand our operations significantly. Cleveland Gary, our officer and director, has provided loans to us to finance operations and we expect Mr. Gary will continue to do so, although he is not obligated to provide those loans. We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment. Our management believes that we do not require the services of independent contractors to operate at our current level of activity.

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

Healthway Shopping Network, Inc., a Florida corporation

August 17, 2012	By:	/s/ Cleveland Gary
Cleveland Gary Chief Executive Officer, President, Chief Financial Officer, Secretary and a Director (Principal Executive, Financial and Accounting Officer)