Form 10-Q
period 2012-09-30
Healthway Shopping Network
filed 2012-11-14
CIK 1479014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended September 30, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

Commission File Number: 333-166983
Healthway Shopping Network, Inc.
(Exact name of registrant as specified in its charter)
Florida	75-3262502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of September 30, 2012, there were 190,100,000 shares of the issuer's $.0000001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Healthway Shopping Network, Inc.
(A Development Stage Company)
Condensed Balance Sheet
September 30, 2012 and December 31, 2011

ASSETS

	September 30, 2012	December 31, 2011

	(Unaudited)

NONE

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$9,173	$7,673
Loan payable - shareholder	57,626	57,626
Loan payable - related party	3,100	3,100
Total current liabilities	69,899	68,399

Stockholders' Deficit:
Common stock, $0.0000001 par value; 200,000,000 shares authorized,
190,100,000 shares issued and outstanding	19	19
Additional paid in capital	14,829	14,829
Deficit accumulated during development stage	(84,747)	(83,247)
	(69,899)	(68,399)

	$-	$-

See accompanying notes to financial statements.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the Nine Months Ended September 30, 2012 and 2011 and for the Period
From January 11, 2008 (Inception) to September 30, 2012

	From January
	11, 2008
	(Inception) to	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,		September 30,
	2012	2012	2011	2012	2011

Revenue, net	$-	$-	$-	$-	$-
Cost of goods sold	16	-	-	-	-
Gross income	(16)	-	-	-	-

Expenses:
General and administrative expenses	84,731	500	(19,680)	1,500	1,800
	84,731	500	(19,680)	1,500	1,800

Net loss	$(84,747)	$(500)	$19,680	$(1,500)	$(1,800)

Loss per common share - Basic and
fully diluted	$(0.00)	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - Basic and fully diluted	18,959,537	190,100,000	189,572,527	190,100,000	190,100,000

See accompanying notes to financial statements.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from January 11, 2008 (Inception) to September 30, 2012

					Accumulated
			Additional		Deficit During	Total
	Common Stock		Paid in	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Deficiency
January 11, 2008 - Issuance of common
stock to founders at $.0000001 per share	188,990,000	$19	$40	$-	$-	$59
Shares issued for cash at $0.01 and $0.04 per share	60,000	-	675	-	-	675
Shares issued for cash at $0.04 per share	30,000	-	1,200	-	-	1,200
Shares issued for cash at $0.04 per share	10,000	-	400	-	-	400
Shares issued for cash at $0.04 per share	10,000	-	10	-	-	10
Subscription receivable				(40)	-	(40)
Net loss	-	-	-	-	(42,969)	(42,969)
Balance - December 31, 2008	189,100,000	19	2,325	(40)	(42,969)	(40,665)

Adjustment to subscription agreement	-	-	4	(4)	-	-
Net loss	-	-	-	-	(5,747)	(5,747)
Balance - December 31, 2009	189,100,000	19	2,329	(44)	(48,716)	(46,412)

Payment of subscription receivable	-	-	-	44	-	44
Shares issued for cash at $0.0125 per share	1,000,000	-	12,500	-	-	12,500
Net loss	-	-	-	-	(29,831)	(29,831)
Balance - December 31, 2010	190,100,000	19	14,829	-	(78,547)	(63,699)

Net loss	-	-	-	-	(4,700)	(4,700)
Balance - December 31, 2011	190,100,000	19	14,829	-	(83,247)	(68,399)

Net loss	-	-	-	-	(1,500)	(1,500)
Balance - September 30, 2012	190,100,000	$19	$14,829	$-	$(84,747)	$(69,899)

Healthway Shopping Network, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011 and for the Period
From January 11, 2008 (Inception) to September 30, 2012

	From January
	11, 2008
	(Inception) to	For the Nine Months Ended
	September 30,	September 30,
	2012	2012	2011

Cash flows from operating activities:
Net loss	$(84,747)	$(1,500)	$(1,800)
Adjustments to reconcile net loss to net cash used
by operating activities:
Bank overdraft	-	-	(2,467)
Accounts payable and accrued expenses	9,173	1,500	1,799
Net cash used by operating activities	(75,574)	-	(2,468)

Cash flows from financing activities:
Proceeds from issuance of common stock	14,848	-	-
Shareholder's loan	57,626	-	2,468
Loan payable - related party	3,100	-	-
Net cash provided by financing activities	75,574	-	2,468

Net increase in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to financial statements.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

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

Basis of Presentation
The accompanying unaudited financial statements of Healthway Shopping Network, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business. The unaudited financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2011.

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

Net Loss Per Common Share
Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at September 30, 2012.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

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

Segment Information
The Company follows Accounting Standards Codification ("ASC") 280, "Segment Reporting". The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

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

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued) Recent Pronouncements

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

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives; present items of net income and other comprehensive income in (1) one continuous statement, referred to as the statement of comprehensive income, or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The Company is currently evaluating which presentation alternative it will utilize.

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

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

Note 2. STOCKHOLDERS' (DEFICIT) (continued)

In July 2008 the Company issued 10,000 shares of its common stock at $0.04 per share.

In August 2008 the Company issued 10,000 shares of its common stock at $0.04 per share.

In May 2010 the Company issued 1,000,000 shares of its common stock at $0.0125 per share.

Note 3. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the nine months ended September 30, 2012. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	15%
Effect of operating losses	(15	) %
	0%

As of September 30, 2012, the Company has a net operating loss carryforward of approximately $84,000. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2028. The deferred tax asset relating to the operating loss carryforward has been fully reserved at September 30, 2012.

Note 4. LOAN PAYABLE - SHAREHOLDER

Cleveland Gary, the Company’s President, loaned the Company $ -0- and $12,860 during the nine months ended September 30, 2012 and the year ended December 31, 2010, respectively. The loan bears no interest and is due on demand.

Note 5. LOAN PAYABLE - RELATED PARTY

A related party, through common management, loaned the Company $3,100 in April 2010. The loan bears no interest and is due on demand.

Note 6. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to September 30, 2012, the Company incurred a net loss of approximately $85,000. In addition, the Company has no significant assets or revenue generating operations.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

Note 6. BASIS OF REPORTING (continued)

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. Certain current stockholders are prepared to fund the Company's operations for the next twelve months should the Company be unable to secure financing through private placements and/or by obtaining adequate credit facilities from financial institutions. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

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
Critical Accounting Policy and Estimates.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 and this Quarterly Report on Form 10-Q for the period ended September 30, 2012.

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
The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended September 30, 2012, together with notes thereto, which are included in this report.

For the three months ended September  30, 2012

Results of Operations.
Revenues. Healthway Shopping Network has generated no revenues for the three months ended September 30, 2012, as compared to the same no revenues for the three months ended September 30, 2011. The Company is in a Developmental Stage and anticipates revenues in the future quarters as they begin funding the company through the sales of the shares declared effective on March 19, 2012.  We expect to generate more significant revenues as we continue to grow our operations and increase television and internet coverage and household viewing areas..

Operating Expenses. For the three months ended Semptember 30, 2012, our total operating expenses have been very controlled and were limited to direct costs associated with the requirements to maintain the effective registration of shares to be sold to raise funds to fund the business operations.  Officers did not receive salaries during this period.

Net Income (Loss). For the three months ended September  30, 2012, there was a net loss from operations.  The net loss from operations for the quarters ending September  30, 2012 and September  30, 2011 were $500 and $19680, respectively.  Our operating expenses for the quarter ended September  30, 2012 were comprised of the costs to maintain a public company filings.

Liquidity and Capital Resources. As of September  30, 2012, we had total current liabilities of $69,899, which were represented by accounts payable and accrued expenses of $9,173 and loans from stockholder and related party of $57,626 and $3,100 respectively. The accounts payable and accrued expenses are comprised primarily of legal fees payable. The loans from stockholder are payable to Cleveland Gary, our officer and director. Per the terms of the notes, the loans are due upon demand and accrue no interest. The loan funds are to be used for working capital purposes. We had no other long term liabilities, commitments or contingencies as of September  30, 2012.

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

We have no cash as of September  30, 2012. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to expand our operations significantly. Cleveland Gary, our officer and director, has provided loans to us to finance operations and we expect Mr. Gary will continue to do so, although he is not obligated to provide those loans. We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment. Our management believes that we do not require the services of independent contractors to operate at our current level of activity.

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

Healthway Shopping Network, Inc., a Florida corporation

November 14, 2012	By:	/s/ Cleveland Gary
Cleveland Gary Chief Executive Officer, President, Chief Financial Officer, Secretary and a Director (Principal Executive, Financial and Accounting Officer)