Form 10-K
period 2012-12-31
Healthway Shopping Network
filed 2013-04-15
CIK 1479014

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

Commission file number 333-166983

Healthway Shopping Network, Inc.
(Exact name of registrant as specified in its charter)

Florida	75-3262502
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 N Florida Mango Rd, Suite 22
West Palm Beach, FL  33409
(Address of principal executive offices)  (zip code)

Registrant's telephone number, including area code:    (877)564-4976

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0000001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
[  ] Yes   [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[  ] Yes   [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes   [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ X ] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ X ] Yes   [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes   [ X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.     $ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at April 12, 2013

Common Stock, par value $0.0000001	190,100,000

Documents incorporated by reference:            None

PART I

Item 1.  Business

      Healthway Shopping Network, Inc. (the Company) was incorporated on January  11, 2008 under the laws of the State of Florida to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

     On March 19, 2012, the Company registered its common stock on a S1 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof.  The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

     The Company has sustained operating losses since inception of the Company on January 11, 2008.  The Company has deficit accumulated during the development stage of $72,899 at December 31, 2012.

     The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern.  At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

      The management of the Company plans to use their personal funds to pay all expenses incurred by the Company in 2013.  There is no assurance that the Company will ever be profitable.

     The Company has been in the developmental stage since inception and its operations to date have been limited to filing a registration statement and issuing shares of its common stock to the original shareholders and to the subsequent shareholders.

    The Company was formed to be a television, Internet, and retail sales company that focused on selling health products to the general public on Television, Internet TV and  Internet.
3

Item 2.  Properties

     The Company has no properties and at this time has no agreements to acquire any properties.  The Company currently uses the offices of its president at no cost to the Company.

Item 3.  Legal Proceedings

     There is no litigation pending or threatened by or against the Company.

Item 4.  Mine Safety Disclosures.

      Not applicable.
PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      There is currently no public market for the Company's securities.

Item 6.  Selected Financial Data.

     There is no selected financial data required to be filed for a smaller reporting company.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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
Critical Accounting Policy and Estimates.

     The Company has sustained operating losses since inception of the Company on January 11, 2008.  The Company has deficit accumulated during the development stage of $87,747 at December 31, 2012.

     The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern.  At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

      The management of the Company plans to use their personal funds to pay all expenses incurred by the Company in 2013.  There is no assurance that the Company will ever be profitable.

     The Company has been in the developmental stage since inception and its operations to date have been limited to filing a registration statement and issuing shares of its common stock to the original shareholders and to the subsequent shareholders.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended December 31, 2012, together with notes thereto, which are included in this report.

2012 Year-End Analysis

      The Company has received no income, has had no operations nor expenses, other than Florida state fees and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

     As of December 31, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception.

     The Company has sustained operating losses since inception of the Company on January 11, 2008.  The Company has deficit accumulated during the development stage of $ 87,747 at December 31, 2012.

Results of Operations.

Revenues. Healthway Shopping Network has generated no revenues for the year ended December 31, 2012, as compared to the same no revenues for the year ended December 31, 2011. The Company is in a Developmental Stage and anticipates revenues in the future quarters as they begin funding the company through the sales of the shares declared effective on March 19, 2012.  We expect to generate more significant revenues as we continue to grow our operations and increase television and internet coverage and household viewing areas.

Operating Expenses. For the year ended December 31, 2012, our total operating expenses have been very controlled and were limited to direct costs associated with the requirements to maintain the effective registration of shares to be sold to raise funds to fund the business operations.  Officers did not receive salaries during this period.

Net Income (Loss). For the year ending 2012, there was a net loss from operations.  The net loss from operations for the year ending December  31, 2012 and December 31, 2011 were $4,500 and $4,700, respectively.  Our operating expenses for the year ended December 31, 2012 were comprised of the costs to maintain a public company filings, state fees and accounting fees.

RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

     Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, adoption of ASU 2011-11 will have on its financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its financial statements.

Item 8.  Financial Statements and Supplementary Data

     The financial statements and Report of Independent Registered Accounting Firm for the years ended December 31, 2012 and 2011 and from inception from January 11, 2008 (inception) to December 31, 2012 are attached hereto.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A.   Controls and Procedures

    Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules.  This evaluation  was done as of the end of the fiscal year under the supervision and with the participation of the Company's  principal executive officer.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.  Based upon that evaluation, the Company's current principal executive officer who is also the principal financial officer believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely.  The principal executive officer is the sole officer and director of the Company and is directly involved in the day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

     The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, current management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012, based on those criteria.  A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

David A Aronson, C.P.A., P.A. the independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

     There have been no changes in the Company's internal controls over financial reporting  during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other information

     Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;

     The current director and Officer of the Company is:                       Cleveland Gary

     At December 31, 2012, the following persons held the following respective positions with the Company.

Name Cleveland Gary	Positions and Offices Held CEO
Management of the Company

     The Company has no full time employees.  The sole officer and director will allocate a limited portion of time to the activities of the Company without compensation.

    Cleveland Gary serves as Chief Executive Officer and a director of the Company.

     There are no agreements or understandings for the above-named officer/director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

Code of Ethics.  The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K.  The Company's sole officer also serves as its sole director and majority shareholder. The Company has limited operations or business and does not receive any revenues or investment capital.  The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same person and only those persons to whom such code applied.  Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code.  At the time the Company enters into a business combination or other corporate transaction, the current officer and director will recommend to any new management that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

     The Board of Directors has not established any committees.

   Corporate Governance.  For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors.  At this time, the majority shareholder also serves as the sole director and officer. The Company has no activities, and receives no revenues.  At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee.  There are no established process by which shareholders to the Company can nominate members to the Company's board of directors.  Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

Item 11.  Executive Compensation

     The Company's officers and directors do not receive any compensation for services rendered to the Company.  No compensation was paid to the prior officers and directors of the Company.  There is no accrual of any compensation pursuant to any agreement with the Company by any officer or director.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     The Company does not have a compensation committee for the same reasons as described above.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth, as of December 31, 2012, the period covered by this Report, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company.  Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Stock
Cleveland Gary	134,000,000	70.5%
Carolyn Shiver	48,000,000	25.2%

      The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required.

Item 14.  Principal Accounting Fees and Services.

     The Company has no activities, no income and no expenses except for independent audit and Florida state fees.  The Company's CEO has donated his time in preparation and filing of all state and federal required taxes and reports.

Audit Fees

        The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	December 31, 2012	December 31, 2011

Audit-Related Fees	$4,500	$ 4,700

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee.  The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  The Company does not rely on pre- approval policies and procedures.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

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

Healthway Shopping Network, Inc., a Florida corporation

April 16, 2013	By:	/s/ Cleveland Gary
Cleveland Gary Chief Executive Officer, President, Chief Financial Officer, Secretary and a Director (Principal Executive, Financial and Accounting Officer)

Healthway Shopping Network, Inc.
(A Development Stage Company)
Balance Sheets
December 31, 2012 and 2011

ASSETS

	2012	2011

NONE

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$12,173	7,673
Loans payable - shareholder	57,626	57,626
Loans payable - related party	3,100	3,100
Total current liabilities	72,899	68,399

Stockholders' (deficit):
Common stock, $0.0000001 par value;
200,000,000 shares authorized,
190,100,000 issued and outstanding	19	19
Additional paid in capital	14,829	14,829
(Deficit) accumulated during development stage	(87,747)	(83,247)
	(72,899)	(68,399)

	$-	$-

See accompanying notes to financial statements.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Statements of Operations
For the Years Ended December 31, 2012 and 2011, and for the Period
From January 11, 2008 (Inception) to December 31, 2012

	From January 11, 2008 (Inception) to December 31, 2012	2012	2011

Revenue, net	$-	$-	$-
Cost of goods sold	16	-	-
Gross income	(16)	-	-

Expenses:
General and administrative expenses	87,731	4,500	4,700
	87,731	4,500	4,700

Net (loss)/income	$(87,747)	(4,500)	$(4,700)

Loss per common share - Basic and fully diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - Basic and fully diluted	189,516,912	190,100,000	190,100,000

See accompanying notes to financial statements.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Statement of Stockholders' (Deficit)
For the Period from January 11, 2008 (Inception) to December 31, 2012

	Common Stock		Preferred Class A
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Subscription Receivable	Accumulated Deficit During Development Stage	Total Stockholders' Deficiency
January 11, 2008 - Issuance of common
stock to founders at $.0000001 per share	188,990,000	$19	-	$-	$40	$-	$-	$59
Shares issued for cash at $0.01 and $0.04 per share	60,000	-	-	-	675		-	675
Shares issued for cash at $0.04 per share	30,000	-			1,200		-	1,200
Shares issued for cash at $0.04 per share	10,000	-			400		-	400
Shares issued for cash at $0.04 per share	10,000	-			10		-	10
Subscription receivable						(40)	-	(40)
Net loss	-	-	-	-	-		(42,969)	(42,969)
Balance December 31, 2008	189,100,000	19			2,325	(40)	(42,969)	(40,665)

Adjustment to subscription agreement	-	-			4	(4)		-
Net loss	-	-			-	-	(5,747)	(5,747)
Balance December 31, 2009	189,100,000	19			2,329	(44)	(48,716)	(46,412)

Payment of subscription receivable	-	-			-	44	-	44
Shares issued for cash at $0.0125 per share	1,000,000	-			12,500	-	-	12,500
Net loss	-	-			-	-	(29,831)	(29,831)
Balance December 31, 2010	190,100,000	19			14,829	-	(78,547)	(63,699)

Net loss	-	-			-	-	(4,700)	(4,700)
Balance December 31, 2011	190,100,000	19			14,829	-	(83,247)	(68,399)

Net loss	-	-			-	-	(4,500)	(4,500)
Balance December 31, 2012	190,100,000	$19	-	$-	$14,829	$-	$(87,747)	$(72,899)

See accompanying notes to financial statements.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011, and for the Period
From January 11, 2008 (Inception) to December 31, 2012

	From January 11, 2008 (Inception) to December 31, 2012	2012	2011

Cash flows from operating activities:
Net loss	$(87,747)	$(4,500)	$(4,700)
Adjustments to reconcile net loss to net cash used
by operating activities:
Bank overdraft	-	-	(2,467)
Accounts payable and accrued expenses	12,173	4,500	2,549
Net cash (used by) operating activities	(75,574)	-	(4,618)

Cash flows from financing activities:
Proceeds from issuance of common stock	14,848	-	-
Stockholder loans	57,626	-	4,618
Loans payable - related party	3,100	-	-
Net cash provided by financing activities	75,574	-	4,618

Net increase in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to financial statements.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

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

Revenue is recognized at the time the product is delivered. Provision for sales returns will be estimated based on the Company's historical return experience. Revenue is presented net of returns.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Net Income (Loss) Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at December 31, 2012.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

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

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equity instruments granted to non-employees are accounted for in accordance with ASC 505, Equity. The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

Recent Pronouncements

There are no recent accounting pronouncements that apply to the Company.

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

Note 3. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

Note 3. INCOME TAXES (continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the year ended December 31, 2012. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	15%
Effect of operating losses	(15)%
0%

As of December 31, 2012, the Company has a net operating loss carryforward of approximately $88,000. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2038. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2012.

Note 4. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to December 31, 2012, the Company incurred a net loss of approximately $88,000. In addition, the Company has no significant assets or revenues.

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

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

Note 5. SHAREHOLDER LOANS

Cleveland Gary, the Company’s President, loaned the Company -0- and $4,618 during the years ended December 31, 2012 and 2011, respectively. The loan bears no interest and is due on demand.

Note 6. LOAN PAYABLE - RELATED PARTY

A related party, through common management, loaned the Company $2,000 and $3,250 during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 the total outstanding debt owed to the related party is $8,350. The loan bears no interest and is due on demand.