Form 10-Q
period 2013-03-31
Healthway Shopping Network
filed 2013-05-29
CIK 1479014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

Commission File Number: 333-166983
Healthway Shopping Network, Inc.
(Exact name of registrant as specified in its charter)

Florida	75-3262502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1300 N Florida Mango Rd, Suite 22, West Palm Beach, FL 33409
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

As of March, 2013, there were 190,100,000 shares of the issuer's $.0000001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Healthway Shopping Network, Inc.
(A Development Stage Company)
Condensed Balance Sheets
March 31, 2013 and December 31, 2012

ASSETS

	March 31, 2013	December 31, 2012

	(Unaudited)

NONE

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$12,673	$12,173
Loan payable - shareholder	57,626	57,626
Loan payable - related party	3,100	3,100
Total current liabilities	73,399	72,899

Stockholders' Deficit:
Common stock, $0.0000001 par value; 200,000,000 shares authorized,
190,100,000 shares issued and outstanding	19	19
Additional paid in capital	14,829	14,829
Deficit accumulated during development stage	(88,247)	(87,747)
	(73,399)	(72,899)

	$-	$-

See accompanying summary of notes to unaudited condensed financial statements.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the Three Months Ended March 31, 2013 and 2012 and for the Period
From January 11, 2008 (Inception) to March 31, 2013

	From January 11,
	2008 (Inception) to	For the Three Months Ended March 31,
	March 31, 2013	2013	2012

Revenue, net	$-	$-	$-
Cost of goods sold	16	-
Gross income	(16)	-	-

Expenses:
General and administrative expenses	88,231	500	250
Loss from operations	-		-
	88,231	500	250

Net loss	$(88,247)	$(500)	$(250)

Loss per common share - Basic and
fully diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - Basic and fully diluted	189,743,090	190,100,000	190,100,000

See accompanying summary of notes to unaudited condensed financial statements.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from January 11, 2008 (Inception) to March 31, 2013

					Accumulated
			Additional		Deficit During	Total
	Common Stock		Paid in	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Deficit
January 11, 2008 - Issuance of common
stock to founders at $.0000001 per share	188,990,000	$19	$40	$-	$-	$59
Shares issued for cash at $0.01 and $0.04 per share	60,000	-	675			675
Shares issued for cash at $0.04 per share	30,000	-	1,200			1,200
Shares issued for cash at $0.04 per share	10,000	-	400			400
Shares issued for cash at $0.04 per share	10,000	-	10			10
Subscription receivable				(40)	-	(40)
Net loss	-	-	-	-	(42,969)	(42,969)
Balance - December 31, 2008	189,100,000	19	2,325	(40)	(42,969)	(40,665)

Adjustment to subscription agreement			4	(4)		-
Net loss	-	-	-	-	(5,747)	(5,747)
Balance - December 31, 2009	189,100,000	19	2,329	(44)	(48,716)	(46,412)

Payment of subscription receivable	-	-	-	44	-	44
Shares issued for cash at $0.0125 per share	1,000,000	-	12,500	-	-	12,500
Net loss	-	-	-	-	(29,831)	(29,831)
Balance - December 31, 2010	190,100,000	19	14,829	-	(78,547)	(63,699)

Net loss	-	-	-	-	(4,700)	(4,700)
Balance - December 31, 2011	190,100,000	19	14,829	-	(83,247)	(68,399)

Net loss	-	-	-	-	(4,500)	(4,500)
Balance - December 31, 2012	190,100,000	19	14,829	-	(87,747)	(72,899)

Net loss	-	-	-	-	(500)	(500)
Balance - March 31, 2013	190,100,000	$19	$14,829	$-	$(88,247)	$(73,399)

See accompanying summary of notes to unaudited condensed financial statements.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012 and for the Period
From January 11, 2008 (Inception) to March 31, 2013

	From January 11,
	2008 (Inception) to	For the Three Months Ended March 31,
	March 31, 2013	2013	2012

Cash flows from operating activities:
Net loss	$(88,247)	$(500)	$(250)
Adjustments to reconcile net loss to net cash used
by operating activities:
Accounts payable and accrued expenses	12,673	500	250
Net cash used by operating activities	(75,574)	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	14,848	-	-
Shareholder's loan	57,626	-	-
Loan payable - related party	3,100	-	-
Net cash provided by financing activities	75,574	-	-

Net increase in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying summary of notes to unaudited condensed financial statements.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013

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

Basis of Presentation

The accompanying unaudited financial statements of Healthway Shopping Network, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q.  All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods.  The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year.  The unaudited financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto  for the fiscal year ended December 31, 2012.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and notes thereto for the fiscal year ended December 31, 2012.

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
March 31, 2013

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

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock.  There were no common stock equivalents at March 31, 2013.

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

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

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

Note 3.  INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the three months ended March 31, 2013.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	15%
Effect of operating losses	(15)%
0%

As of March 31, 2013, the Company has a net operating loss carryforward of approximately $88,000.  This loss will be available to offset future taxable income.  If not used, this carryforward will begin to expire in 2038.  The deferred tax asset relating to the operating loss carryforward has been fully reserved at March 31, 2013.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013

Note 4.  LOAN PAYABLE - SHAREHOLDER

As of March 31, 2013, the total amount owed to Mr. Cleveland Gary, a company shareholder  and the Company's President, is $57,626.  The loan bears no interest and is due on demand.

Note 5.  LOAN PAYABLE - RELATED PARTY

A related party, through common management, loaned the Company $3,100 in April 2010.  The loan bears no interest and is due on demand.

Note 6.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from inception to March 31, 2013, the Company incurred a net loss of approximately $88,000.  In addition, the Company has no significant assets or revenue generating operations.

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
Critical Accounting Policy and Estimates.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 and this Quarterly Report on Form 10-Q for the period ended March 31 3, 2013.

Overview. Healthway Shopping Network, Inc. (“We” or the “Company”) was incorporated in the State of Florida on January 11, 2008. We were formed to be a television, Internet, and retail sales company that focused on selling health products to the general public on Television, Internet TV and  Internet.  The company  received notice  from the Securities and Exchange Commission that their S1 Registration was effective on March 19, 2012.
The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended March 31, 2013, together with notes thereto, which are included in this report.

For the three months ended March 31  3, 2013

Results of Operations.

Revenues. Healthway Shopping Network has generated no revenues for the three months ended March 31, 2013, as compared to the same no revenues for the three months ended March 31, 2011. The Company is in a Developmental Stage and anticipates revenues in the future quarters as they begin funding the company through the sales.  We expect to generate more significant revenues as we continue to grow our operations and increase television and internet coverage and household viewing areas..

Operating Expenses. For the three months ended March 31, 2013, our total operating expenses have been very controlled and were limited to direct costs associated with the requirements to maintain the effective registration of shares and accounting reporting requirements..  Officers did not receive salaries during this period.

Net Income (Loss). For the three months ended March 31, 2013, there was a net loss from operations.  The net loss from operations for the quarters ending March 31, 2012 and March 31, 2013 were $250 and $500, respectively.  Our operating expenses for the quarter ended March 31, 2013 were comprised of the costs to maintain our public company filings.

Liquidity and Capital Resources. As of March 31, 2013, we had total current liabilities of $73,399, which were represented by accounts payable and accrued expenses of $12,673 and loans from stockholder and related party of $57,626 and $3,100 respectively. The accounts payable and accrued expenses are comprised primarily of legal fees payable. The loans from stockholder are payable to Cleveland Gary, our officer and director. Per the terms of the notes, the loans are due upon demand and accrue no interest. The loan funds are to be used for working capital purposes. We had no other long term liabilities, commitments or contingencies as of March 31, 2013.

During 2013, we expect to incur significant legal and accounting costs as a result of being a public company. We also expect to generate more significant revenues from the sale of our health related products in the next twelve months. Those anticipated increases in sales will require additional funds to pay for the costs of the goods sold. Our legal and accounting costs and the costs of goods sold will be higher as our business volume and activity increases. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company and increases in the costs of goods sold, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We have no cash as of March 31, 2013. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to expand our operations significantly. Cleveland Gary, our officer and director, has provided loans to us to finance operations and we expect Mr. Gary will continue to do so, although he is not obligated to provide those loans. We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment. Our management believes that we do not require the services of independent contractors to operate at our current level of activity.

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

Healthway Shopping Network, Inc., a Florida corporation

May 26, 2013	By:	/s/ Cleveland Gary
Cleveland Gary Chief Executive Officer, President, Chief Financial Officer, Secretary and a Director (Principal Executive, Financial and Accounting Officer)