Form 10-K/A
period 2012-12-31
Healthway Shopping Network
filed 2013-07-03
CIK 1479014

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
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

Healthway Shopping Network, Inc., a Florida corporation

July 3, 2013	By:	/s/ Cleveland Gary
Cleveland Gary Chief Executive Officer, President, Chief Financial Officer, Secretary and a Director (Principal Executive, Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Healthway Shopping Network, Inc.

We have audited the accompanying balance sheets of Healthway Shopping Network, Inc., (A Development Stage Company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders' deficit and cash flows for the years then ended.   These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The cumulative statements of  operations, stockholders' equity and cash flows for the period from  January 11, 2008 (inception) to December 31, 2012 include amounts for the period from January 11, 2008 (inception) through December 31, 2009 which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period from January 11, 2008 (inception) to December 31, 2009 is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthway Shopping Network, Inc., (A Development Stage Company) as of December 31, 2012 and 2011, and results of its operations and its cash flows for the years ended December 31, 2012 and 2011, and for the period from inception (January 11, 2008) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to this matter are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ David A. Aronson, CPA, P.A.
/s/ David A. Aronson, CPA, P.A.
North Miami Beach, Florida
April 10, 2013

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