Form 10-Q
period 2013-06-30
Healthway Shopping Network
filed 2013-08-21
CIK 1479014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended June 30, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

Commission File Number: 333-166983
Healthway Shopping Network, Inc.
(Exact name of registrant as specified in its charter)
Florida	75-3262502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of June 30, 2013, there were 190,100,000 shares of the issuer's $.0000001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Healthway Shopping Network, Inc.
(A Development Stage Company)
Condensed Balance Sheet
June 30, 2013 and December 31, 2012

ASSETS

	June 30, 2013	December 31, 2012
	(Unaudited)

NONE

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$13,173	$12,173
Loan payable - shareholder	57,626	57,626
Loan payable - related party	3,100	3,100
Total current liabilities	73,899	72,899

Stockholders' Deficit:
Common stock, $0.0000001 par value; 200,000,000 shares authorized,
190,100,000 shares issued and outstanding	19	19
Additional paid in capital	14,829	14,829
Deficit accumulated during development stage	(88,747)	(87,747)
	(73,899)	(72,899)

	$-	$-

See accompanying notes to financial statements.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the Six Months Ended June 30, 2013 and 2012 and for the Period
From January 11, 2008 (Inception) to June 30, 2013

	From January
	11, 2008	For the Three Months Ended		For the Six Months Ended
	(Inception) to	June 30,		June 30,
	June 30, 2013	2013	2012	2013	2012

Revenue, net	$-	$-	$-	$-	$-
Cost of goods sold	16	-	-	-	-
Gross income	(16)	-	-	-	-

Expenses:
General and administrative expenses	88,731	500	500	1,000	1,000
Loss from operations	-	-	-	-	-
	88,731	500	500	1,000	1,000

Net loss before other income and expenses	(88,747)	(500)	(500)	(1,000)	(1,000)

Other income and (expenses)
Interest expense	-	-	-	-	-
Provision for income taxes	-	-	-	-	-
	-	-	-	-	-

Net loss	$(88,747)	$(500)	$(500)	$(1,000)	$(1,000)

Loss per common share - Basic and
fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - Basic and fully diluted	189,664,379	190,100,000	189,572,527	190,100,000	190,100,000

See accompanying notes to financial statements.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from January 11, 2008 (Inception) to June 30, 2013

					Accumulated
			Additional		Deficit During	Total
	Common Stock		Paid in	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Deficiency
January 11, 2008 - Issuance of common
stock to founders at $.0000001 per share	188,990,000	$19	$40	$-	$-	$59
Shares issued for cash at $0.01 and $0.04 per share	60,000	-	675			675
Shares issued for cash at $0.04 per share	30,000	-	1,200			1,200
Shares issued for cash at $0.04 per share	10,000	-	400			400
Shares issued for cash at $0.04 per share	10,000	-	10			10
Subscription receivable				(40)	-	(40)
Net loss	-	-	-	-	(42,969)	(42,969)
Balance - December 31, 2008	189,100,000	19	2,325	(40)	(42,969)	(40,665)

Adjustment to subscription agreement			4	(4)		-
Net loss	-	-	-	-	(5,747)	(5,747)
Balance - December 31, 2009	189,100,000	19	2,329	(44)	(48,716)	(46,412)

Payment of subscription receivable	-	-	-	44	-	44
Shares issued for cash at $0.0125 per share	1,000,000	-	12,500	-	-	12,500
Net loss	-	-	-	-	(29,831)	(29,831)
Balance - December 31, 2010	190,100,000	19	14,829	-	(78,547)	(63,699)

Net loss	-	-	-	-	(4,700)	(4,700)
Balance - December 31, 2011	190,100,000	19	14,829	-	(83,247)	(68,399)

Net loss	-	-	-	-	(4,500)	(4,500)
Balance - December 31, 2012	190,100,000	19	14,829	-	(87,747)	(72,899)

Net loss	-	-	-	-	(1,000)	(1,000)
Balance - June 30, 2013	190,100,000	$19	$14,829	$-	$(88,747)	$(73,899)

See accompanying notes to financial statements.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012 and for the Period
From January 11, 2008 (Inception) to June 30, 2013

	From January 11, 2008 (Inception) to	For the Six Months Ended June 30,
	June 30, 2013	2013	2012

Cash flows from operating activities:
Net loss	$(88,747)	$(1,000)	$(1,000)
Adjustments to reconcile net loss to net cash used
by operating activities:
Accounts payable and accrued expenses	13,173	1,000	1,000
Net cash used by operating activities	(75,574)	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	14,848	-	-
Shareholder's loan	57,626	-	-
Loan payable - related party	3,100	-	-
Net cash provided by financing activities	75,574	-	-

Net increase in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to financial statements.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2013

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
June 30, 2013

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

Net Loss Per Common Share
Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock.  There were no common stock equivalents at June 30, 2013.

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
June 30, 2013

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

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2013

Note 3.  INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the six months ended June 30, 2013.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34)%
0%

As of June 30, 2013, the Company has a net operating loss carryforward of approximately $89,000.  This loss will be available to offset future taxable income.  If not used, this carryforward will begin to expire in 2038.  The deferred tax asset relating to the operating loss carryforward has been fully reserved at June 30, 2013.

Note 4.  LOAN PAYABLE - SHAREHOLDER

Cleveland Gary, the Company’s President, loaned the Company $4,618 and $8,242 during the years ended December 31, 2011 and  2010, respectively.  As of June 30, 2013, the total amount owed to Mr. Gary is $57,626.  The loan bears no interest and is due on demand.

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
June 30, 2013

Note 6.  BASIS OF REPORTING (continued)

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
Critical Accounting Policy and Estimates.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 and this Quarterly Report on Form 10-Q for the period ended June 30 3, 2013.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended June 30, 2013, together with notes thereto, which are included in this report.

For the three months ended June 30  , 2013

Results of Operations.

Revenues. Healthway Shopping Network has generated no revenues for the three months ended June 30, 2013, as compared to the same no revenues for the three months ended June 30, 2012. The Company is in a Developmental Stage and anticipates revenues in the future quarters as they begin funding the company through the sales.  We expect to generate more significant revenues as we continue to grow our operations and increase television and internet coverage and household viewing areas..

Operating Expenses. For the three months ended June 30, 2013, our total operating expenses have been very controlled and were limited to direct costs associated with the requirements to maintain the effective registration of shares and accounting reporting requirements..  Officers did not receive salaries during this period.

Net Income (Loss). For the three months ended June 30, 2013, there was a net loss from operations.  The net loss from operations for the quarters ending June 30, 2012 and June 30, 2013 were $500 and $1000, respectively.  Our operating expenses for the quarter ended June 30, 2013 were comprised of the costs to maintain our public company filings.

Liquidity and Capital Resources. As of June 30, 2013, we had total current liabilities of $73,899, which were represented by accounts payable and accrued expenses of $13,173 and loans from stockholder and related party of $57,626 and $3,100 respectively. The accounts payable and accrued expenses are comprised primarily of legal fees payable. The loans from stockholder are payable to Cleveland Gary, our officer and director. Per the terms of the notes, the loans are due upon demand and accrue no interest. The loan funds are to be used for working capital purposes. We had no other long term liabilities, commitments or contingencies as of June 30, 2013.

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

We have no cash as of June 30, 2013. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to expand our operations significantly. Cleveland Gary, our officer and director, has provided loans to us to finance operations and we expect Mr. Gary will continue to do so, although he is not obligated to provide those loans. We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment. Our management believes that we do not require the services of independent contractors to operate at our current level of activity.

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

Healthway Shopping Network, Inc., a Florida corporation

August 21, 2013	By:	/s/ Cleveland Gary
Cleveland Gary Chief Executive Officer, President, Chief Financial Officer, Secretary and a Director (Principal Executive, Financial and Accounting Officer)