Form 10-K
period 2013-12-31
Healthway Shopping Network
filed 2014-04-11
CIK 1479014

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
                                                         December 31, 2013

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

     The Company has sustained operating losses since inception of the Company on January 11, 2008.  The Company has deficit accumulated during the development stage of $91,247 at December 31, 2013.

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

      The management of the Company plans to use their personal funds to pay all expenses incurred by the Company in 2014.  There is no assurance that the Company will ever be profitable.

     The Company has been in the developmental stage since inception and its operations to date have been limited to filing a registration statement and issuing shares of its common stock to the original shareholders and to the subsequent shareholders.

    The Company was formed to be a television, Internet, and retail sales company that focuses on selling health products to the general public on Television, Internet TV and  Internet.

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
Critical Accounting Policy and Estimates.

     The Company has sustained operating losses since inception of the Company on January 11, 2008.  The Company has deficit accumulated during the development stage of $91,247 at December 31, 2013.

     The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern.  At present, the Company has limited operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

      The management of the Company plans to use their personal funds to pay all expenses incurred by the Company in 2014.  There is no assurance that the Company will ever be profitable.

     The Company has been in the developmental stage since inception and its operations to date have been limited to filing a registration statement and issuing shares of its common stock to the original shareholders and to the subsequent shareholders.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended December 31, 2013, together with notes thereto, which are included in this report.

2013 Year-End Analysis

      The Company has received no income, has had no operations nor expenses, other than Florida state fees and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

     As of December 31, 2013, the Company had not generated revenues and had no income or cash flows from operations since inception.

     The Company has sustained operating losses since inception of the Company on January 11, 2008.  The Company has deficit accumulated during the development stage of $ 91,247 at December 31, 2013.

Results of Operations.

Revenues. Healthway Shopping Network has generated no revenues for the year ended December 31, 2013, as compared to the same no revenues for the year ended December 31, 2012. The Company is in a Developmental Stage and anticipates revenues in the future quarters as they begin funding the company through the sales of the shares declared effective on March 19, 2012.  We expect to generate more significant revenues as we continue to grow our operations and increase television and internet coverage and household viewing areas.

Operating Expenses. For the year ended December 31, 2013, our total operating expenses have been very controlled and were limited to direct costs associated with the requirements to maintain the effective registration of shares to be sold to raise funds to fund the business operations.  Officers did not receive salaries during this period.

Net Income (Loss). For the year ending 2013, there was a net loss from operations.  The net loss from operations for the year ending December  31, 2013 and December 31, 2012 were $3,500 and $4,500, respectively.  Our operating expenses for the year ended December 31, 2013 were comprised of the costs to maintain a public company filings, state fees and accounting fees.

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

Item 8.  Financial Statements and Supplementary Data

     The financial statements and Report of Independent Registered Accounting Firm for the years ended December 31, 2013 and 2012 and from inception from January 11, 2008 (inception) to December 31, 2013 are attached hereto and include herein.

HEALTHWAY SHOPPING NETWORK, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

AND FROM INCEPTION (JANUARY 11, 2008) THROUGH DECEMBER 31, 2013

TABLE OF CONTENTS

Independent Auditors’ Report	1

Financial Statements

Balance Sheets	2

Statements of Operations	3

Statements of Stockholders' Deficit	4

Statements of Cash Flows	5

Notes to Financial Statements	6 - 10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Healthway Shopping Network, Inc.

We have audited the accompanying balance sheets of Healthway Shopping Network, Inc., (A Development Stage Company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders' deficit and cash flows for the years then ended.   These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The cumulative statements of  operations, stockholders' equity and cash flows for the period from  January 11, 2008 (inception) to December 31, 2013 include amounts for the period from January 11, 2008 (inception) through December 31, 2009 which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period from January 11, 2008 (inception) to December 31, 2009 is based solely on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthway Shopping Network, Inc., (A Development Stage Company) as of December 31, 2013 and 2012, and results of its operations and its cash flows for the years ended December 31, 2013 and 2012, and for the period from inception (January 11, 2008) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ David A. Aronson, CPA, P.A.
David A. Aronson, CPA. P.A.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Balance Sheets
December 31, 2013 and 2012

ASSETS

	2013	2012

NONE

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$15,673	$12,173
Loans payable - shareholder	57,626	57,626
Loans payable - related party	3,100	3,100
Total current liabilities	76,399	72,899

Stockholders' (deficit):
Common stock, $0.0000001 par value; 200,000,000 shares authorized,
190,100,000 issued and outstanding	19	19
Additional paid in capital	14,829	14,829
(Deficit) accumulated during development stage	(91,247)	(87,747)
	(76,399)	(72,899)

	$-	$-

Healthway Shopping Network, Inc.
(A Development Stage Company)
Statements of Operations
For the Years Ended December 31, 2013 and 2012, and for the Period
From January 11, 2008 (Inception) to December 31, 2013

	From January 11, 2008 (Inception) to December 31, 2013	2013	2012

Revenue, net	$-	$-	$-
Cost of goods sold	16	-	-
Gross income	(16)	-	-

Expenses:
General and administrative expenses	91,231	3,500	4,500
	91,231	3,500	4,500

Net loss before other income and expenses	(91,247)	(3,500)	(4,500)

Other income and (expenses)
Interest expense	-	-	-
Provision for income taxes	-	-	-
	-	-	-

Net (loss)/income	$(91,247)	(3,500)	$(4,500)

Loss per common share - Basic and fully diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - Basic and fully diluted	189,614,449	190,100,000	190,100,000

Healthway Shopping Network, Inc.
(A Development Stage Company)
Statement of Stockholders' (Deficit)
For the Period from January 11, 2008 (Inception) to December 31, 2013

					Accumulated
			Additional		Deficit During	Total
	Common Stock		Paid in	Subscription	Development	Stockholders'
	Shares	Amount	Capital	Receivable	Stage	Deficiency
January 11, 2008 - Issuance of common
stock to founders at $.0000001 per share	188,990,000	$19	$40	$-	$-	$59
Shares issued for cash at $0.01 and $0.04 per share	60,000	-	675		-	675
Shares issued for cash at $0.04 per share	30,000	-	1,200		-	1,200
Shares issued for cash at $0.04 per share	10,000	-	400		-	400
Shares issued for cash at $0.04 per share	10,000	-	10		-	10
Subscription receivable				(40)	-	(40)
Net loss	-	-	-		(42,969)	(42,969)
Balance December 31, 2008	189,100,000	19	2,325	(40)	(42,969)	(40,665)

Adjustment to subscription agreement	-	-	4	(4)		-
Net loss	-	-	-	-	(5,747)	(5,747)
Balance December 31, 2009	189,100,000	19	2,329	(44)	(48,716)	(46,412)

Payment of subscription receivable	-	-	-	44	-	44
Shares issued for cash at $0.0125 per share	1,000,000	-	12,500	-	-	12,500
Net loss	-	-	-	-	(29,831)	(29,831)
Balance December 31, 2010	190,100,000	19	14,829	-	(78,547)	(63,699)

Net loss	-	-	-	-	(4,700)	(4,700)
Balance December 31, 2011	190,100,000	19	14,829	-	(83,247)	(68,399)

Net loss	-	-	-	-	(4,500)	(4,500)
Balance December 31, 2012	190,100,000	19	14,829	-	(87,747)	(72,899)

Net loss	-	-	-	-	(3,500)	(3,500)
Balance December 31, 2013	190,100,000	$19	$14,829	$-	$(91,247)	$(76,399)

Healthway Shopping Network, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012, and for the Period
From January 11, 2008 (Inception) to December 31, 2013

	From January 11, 2008 (Inception) to December 31, 2013	2013	2012

Cash flows from operating activities:
Net loss	$(91,247)	$(3,500)	$(4,500)
Adjustments to reconcile net loss to net cash used
by operating activities:
Accounts payable and accrued expenses	15,673	3,500	4,500
Net cash (used by) operating activities	(75,574)	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	14,848	-	-
Stockholder loans	57,626	-	-
Loans payable - related party	3,100	-	-
Net cash provided by financing activities	75,574	-	-

Net increase in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Healthway Shopping Network, Inc.
(A Development Stage Company)
 Notes to Financial Statements
December 31, 2013 and 2012

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

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash and accounts payable and accrued expenses.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Net Income (Loss) Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock.  There were no common stock equivalents at December 31, 2013.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012

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
December 31, 2013 and 2012

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

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013 and 2012

Note 3.  INCOME TAXES (continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the year ended December 31, 2013.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34)%
0%

As of December 31, 2013, the Company has a net operating loss carryforward of approximately $88,000.  This loss will be available to offset future taxable income.  If not used, this carryforward will begin to expire in 2038.  The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2013.

Note 4.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from inception to December 31, 2013, the Company incurred a net loss of approximately $91,000.  In addition, the Company has no significant assets or revenues.

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
December 31, 2013 and 2012

Note 4.  BASIS OF REPORTING (continued)

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 5. SHAREHOLDER LOANS

At December 31, 2013 the Company was indebted to an officer and shareholder of the Company $57,626.  The loan bears no interest and is due on demand.

Note 6. LOAN PAYABLE - RELATED PARTY

A related party, through common management, loaned the Company $4,000 and $2,000 during the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2013 the total outstanding debt owed to the related party is $12,350.  The loan bears no interest and is due on demand.

Note 7.  SUBSEQUENT EVENTS

In accordance with ASC 855, management has evaluated the subsequent events through the date of issuance of the financial statements.  Based upon this evaluation, there are no subsequent events that require disclosure.

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

Management's Report of Internal Control over Financial Reporting

     The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, current management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013, based on those criteria.  A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;

     The current director and Officer of the Company is:   Cleveland Gary

     At December 31, 2013, the following persons held the following respective positions with the Company.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth, as of December 31, 2013, the period covered by this Report, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company.  Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

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

	December 31, 2013	December 31, 2012

Audit-Related Fees	$3,500	$4,500

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

Healthway Shopping Network, Inc., a Florida corporation

April 11, 2014	By:	/s/ Cleveland Gary
Cleveland Gary Chief Executive Officer, President, Chief Financial Officer, Secretary and a Director (Principal Executive, Financial and Accounting Officer)