Form 10-Q/A
period 2012-03-31
Healthway Shopping Network
filed 2014-07-24
CIK 1479014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes No ☐

As of May 1, 2012, there were 190,100,000 shares of the issuer's $.0000001 par value common stock issued and outstanding.

EXPLANATORY NOTE

Healthway Shopping Network, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on May 21, 2012  (the “Original Filing Date”), solely to amend the status of the Company.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

Healthway Shopping Network, Inc., a Florida corporation

July 23, 2014	By:	/s/ Cleveland Gary
Cleveland Gary Chief Executive Officer, President, Chief Financial Officer, Secretary and a Director (Principal Executive, Financial and Accounting Officer)