Form 10-K/A
period 2012-12-31
Healthway Shopping Network
filed 2014-07-24
CIK 1479014

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
[ X ] Yes [  ] No

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

Documents incorporated by reference: None

EXPLANATORY NOTE

Healthway Shopping Network, Inc. (the “Company”) is filing this Amendment No. 2 (the “Amendment”) to the Company’s annual report on Form 10-K for the period ended December 31, 2012 (the “Form 10-K”), filed with the Securities and Exchange Commission on April 15, 2013 (the “Original Filing Date”), solely to amend the status of the Company.

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K.

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

Healthway Shopping Network, Inc., a Florida corporation

July 24, 2014	By:	/s/ Cleveland Gary
Cleveland Gary Chief Executive Officer, President, Chief Financial Officer, Secretary and a Director (Principal Executive, Financial and Accounting Officer)