Form 10-Q/A
period 2013-06-30
Healthway Shopping Network
filed 2014-07-24
CIK 1479014

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

EXPLANATORY NOTE

Healthway Shopping Network, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 21, 2013 (the “Original Filing Date”), solely to amend the status of the Company.

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