Form 10-K/A
period 2013-12-31
Healthway Shopping Network
filed 2014-07-24
CIK 1479014

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

Class Outstanding at
December 31, 2013

Common Stock, par value $0.0000001 190,100,000

Documents incorporated by reference: None

EXPLANATORY NOTE

Healthway Shopping Network, Inc. (the “Company”) is filing this Amendment No. 2 (the “Amendment”) to the Company’s annual report on Form 10-K for the period ended December 31, 2013 (the “Form 10-K”), filed with the Securities and Exchange Commission on April 11, 2014 (the “Original Filing Date”), solely to amend the status of the Company.

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