Form 10-Q
period 2014-06-30
Healthway Shopping Network
filed 2014-07-29
CIK 1479014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended June 30, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

Commission File Number: 333-166983

Healthway Shopping Network, Inc.

(Exact name of registrant as specified in its charter)
Florida	75-3262502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of June 30, 2014, there were 190,100,000 shares of the issuer's $.0000001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Healthway Shopping Network, Inc.
(A Development Stage Company)
Balance Sheets
June 30, 2014 and 2013

ASSETS

	2014	2013

NONE

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$15,673	$13,173
Loans payable - shareholder	57,626	57,626
Loans payable - related party	3,100	3,100
Total current liabilities	76,399	73,399

Stockholders' (deficit):
Common stock, $0.0000001 par value; 200,000,000 shares authorized,
190,100,000 issued and outstanding	19	19
Additional paid in capital	14,829	14,829
(Deficit) accumulated during development stage	(91,247)	(88,747)
	(76,399)	(73,899)

	$-	$-

See accompanying notes to financial statements.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Statements of Operations
For the Years Ended December 31, 2013, and for the Period
From January 11, 2008 (Inception) to June 30, 2014

	From January 11, 2008 (Inception) to June 30, 2014	June 30, 2014	December 31, 2013

Revenue, net	$-	$-	$-
Cost of goods sold	16	-	-
Gross income	(16)	-	-

Expenses:
General and administrative expenses	91,231	-	3,500
	91,231	-	3,500

Net loss before other income and expenses	(91,247)	-	(3,500)

Other income and (expenses)
Interest expense	-	-	-
Provision for income taxes	-	-	-
	-	-	-

Net (loss)/income	$(91,247)	-	(3,500)

Loss per common share - Basic and fully diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - Basic and fully diluted	189,614,449	190,100,000	190,100,000

See accompanying notes to financial statements.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2013, and for the Period
From January 11, 2008 (Inception) to June 30, 2014

	From January 11, 2008 (Inception) to June 30, 2014	June 30, 2014	December 31, 2013

Cash flows from operating activities:
Net loss	$(91,247)	$-	$(3,500)
Adjustments to reconcile net loss to net cash used
by operating activities:
Accounts payable and accrued expenses	15,673	-	3,500
Net cash (used by) operating activities	(75,574)	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	14,848	-	-
Stockholder loans	57,626	-	-
Loans payable - related party	3,100	-	-
Net cash provided by financing activities	75,574	-	-

Net increase in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to financial statements.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2014 and 2013

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
June 30, 2013 and 2012

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
June 30, 2014 and 2013

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

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2014 and 2013

Note 3.  INCOME TAXES (continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the period ended June 30, 2014.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34	) %
	0%

As of June 30, 2014, the Company has a net operating loss carryforward of approximately $88,000.  This loss will be available to offset future taxable income.  If not used, this carryforward will begin to expire in 2038.  The deferred tax asset relating to the operating loss carryforward has been fully reserved at March 31, 2014.

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
June 30, 2014 and 2013

Note 4.  BASIS OF REPORTING (continued)

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 5. SHAREHOLDER LOANS

At June 30, 2014 the Company was indebted to an officer and shareholder of the Company $57,626.  The loan bears no interest and is due on demand.

Note 6. LOAN PAYABLE - RELATED PARTY

A related party, through common management, loaned the Company $4,000 and $2,000 during the years ended December 31, 2013 and 2012, respectively.  As of June 30, 2014 the total outstanding debt owed to the related party is $12,350.  The loan bears no interest and is due on demand.

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
Critical Accounting Policy and Estimates.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 and this Quarterly Report on Form 10-Q for the period ended  June 30 , 2014.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended June 30, 2014, together with notes thereto, which are included in this report.

For the three months ended June 30  3, 2014

Results of Operations.

Revenues. Healthway Shopping Network has generated no revenues for the three months ended June 30, 2014, as compared to the same no revenues for the three months ended June 30, 2013. The Company is in a Developmental Stage and anticipates revenues in the future quarters as they begin funding the company through the sales.  We expect to generate more significant revenues as we continue to grow our operations and increase television and internet coverage and household viewing areas.

Operating Expenses. For the three months ended June 30, 2014, our total operating expenses have been very controlled and were limited to direct costs associated with the requirements to maintain the effective registration of shares and accounting reporting requirements..  Officers did not receive salaries during this period.

Net Income (Loss). For the three months ended June 30, 2014, there was no net  loss from operations.  Our operating expenses for the quarter ended June 30, 2014 were comprised of the costs to maintain our public company filings.

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