Form 10-Q/A
period 2012-03-31
Healthway Shopping Network
filed 2016-02-05
CIK 1479014

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

EXPLANATORY NOTE

Healthway Shopping Network, Inc. (the “Company”) is filing this Amendment No. 2 (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on May 21, 2012  (the “Original Filing Date”), solely to amend the status of the Company.

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

Healthway Shopping Network, Inc., a Florida corporation

February 5, 2016	By:	/s/ Cleveland Gary
Cleveland Gary Chief Executive Officer, President, Chief Financial Officer, Secretary and a Director (Principal Executive, Financial and Accounting Officer)