Form 10-K/A
period 2012-12-31
Healthway Shopping Network
filed 2016-02-05
CIK 1479014

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
[  ] Yes [X] No

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

Documents incorporated by reference: None

EXPLANATORY NOTE

Healthway Shopping Network, Inc. (the “Company”) is filing this Amendment No. 3 (the “Amendment”) to the Company’s annual report on Form 10-K for the period ended December 31, 2012 (the “Form 10-K”), filed with the Securities and Exchange Commission on April 15, 2013 (the “Original Filing Date”), solely to amend the status of the Company.

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