Form 10-K
period 2014-12-31
Healthway Shopping Network
filed 2016-05-17
CIK 1479014

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
                                                                           December 31, 2014

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

     The Company has sustained operating losses since inception of the Company on January 11, 2008.  The Company has deficit accumulated during the development stage of $76,399 at December 31, 2014.

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

      The management of the Company plans to use their personal funds to pay all expenses incurred by the Company in 2015.  There is no assurance that the Company will ever be profitable.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may," "shall," "could," "expect," "estimate," "anticipate," "predict," "probable," "possible," "should," "continue," or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.
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
Critical Accounting Policy and Estimates.

     The Company has sustained operating losses since inception of the Company on January 11, 2008.  The Company has deficit accumulated during the development stage of $91,247 at December 31, 2013.  Currently the company is generating profits of $12,300 for the year of 2014.  In the year 2014, the accumulated losses are reduced to $76,399.

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

      The management of the Company plans to use their personal funds to pay all expenses incurred by the Company in 2015.  There is no assurance that the Company will ever be profitable.

     The Company has been in the developmental stage since inception and its operations to date have been limited to filing a registration statement and issuing shares of its common stock to the original shareholders and to the subsequent shareholders.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview. Healthway Shopping Network, Inc. ("We" or the "Company") was incorporated in the State of Florida on January 11, 2008. We were formed to be a television, Internet, and retail sales company that focused on selling health products to the general public on Television, Internet TV and  Internet.  The company has just received notice  from the Securities and Exchange Commission that their S1 Registration is effective on March 19, 2012.
The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended December 31, 2014, together with notes thereto, which are included in this report.

2014 Year-End Analysis

      The Company has received no income, has had no operations nor expenses, other than Florida state fees and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

     As of December 31, 2014, the Company has generated revenues and had income and cash flows from operations in 2014.

     The Company has sustained operating losses since inception of the Company on January 11, 2008.  The Company has deficit accumulated during the development stage of $ 91,247 at December 31, 2013, but has turned a corner and produced revenues of $15,000 in 2014.

Results of Operations.

Revenues. Healthway Shopping Network has generated  revenues for the year ended December 31, 2014, as compared to no revenues for the year ended December 31, 2013. The Company is in a Developmental Stage and anticipates revenues in the future quarters as they begin funding the company through the sales of the shares declared effective on March 19, 2012.  We expect to generate more significant revenues as we continue to grow our operations and increase television and internet coverage and household viewing areas.

Operating Expenses. For the year ended December 31, 2014, our total operating expenses have been very controlled and were limited to cost of sales of products and direct costs associated with the requirements to maintain the effective registration of shares to be sold to raise funds to fund the business operations.  Officers did not receive salaries during this period.

Net Income (Loss). For the year ending 2014, there was a net profit from operations of $12,300.  The net profit/ loss from operations for the year ending December  31, 2014 and December 31, 2013 were $12,300 profit and $(3,500) loss, respectively.  Our operating expenses for the year ended December 31, 2014 were comprised of the costs to maintain a public company filings, state fees and accounting fees and cost of goods sold as well as operational expenses.

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

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in shareholders' equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its financial statements.

Item 8.  Financial Statements and Supplementary Data

     The financial statements and Report of Independent Registered Accounting Firm for the years ended December 31, 2014 and 2013 and from inception from January 11, 2008 (inception) to December 31, 2014 are attached hereto and include herein.

Item 9B.  Other information
     Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;

     The current director and Officer of the Company is:

      Cleveland Gary

     At December 31, 2014, the following persons held the following respective positions with the Company.

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

Name Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Stock
Cleveland Gary	129,590,000	68.164%
Carolyn Shiver	48,000,000	25.25%

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

	December 31, 2014	December 31, 2012

Audit-Related Fees	$4,000	$3,500

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee.  The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  The Company does not rely on pre- approval policies and procedures.

Pinaki & Associates LLC
Certified Public Accountants
625 Barksdale Rd., Ste# 113
 Newark, DE 19711
Phone: 408-896-4405 | pmohapatra@pinakiassociates.com
INDEPENDENT AUDITOR'S REPORT
To The Board of Directors
Healthway Shopping Network, Inc
1300 N Florida Mango Rd, Suite 22
West Palm Beach. FL 33409
We have audited the accompanying consolidated balance sheets of Healthway Shopping Network, Inc. as of December 31, 2014, and the related statements of income, stockholders' equity and cash flows for the years ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company's financial statements as of December 31, 2013 and the related statement of income, stockholders' equity and cash flow for the year then ended were audited by other auditors whose report thereon, expressed an unqualified opinion on those statements.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthway Shopping Network, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations that raises a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
s/d
Pinaki & Associates, LLC
Newark, DE
May 2, 2016

Healthway Shopping Network, Inc
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
ASSETS	2014	2013
Current assets:
Accounts Receivable	12,300	-
Prepaid Expenses	-	-
Other current assets	-	-

Total current assets	12,300	-
Property and Equipment (net)	-	-

Total Assets	$12,300	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payables and Accrued expenses	3,324	15,673
Loans Payable- Related Party	12,350	3,100
Loans Payable- Shareholder	-	57,626

Total current liabilities	15,674	76,399

Long term debt
Customer Deposit	3,100	-
Loans Payable- Shareholder	57,626	-
Total long term liabilities	60,726	-

Total liabilities	$76,400	$76,399

Stockholders' equity:
Common stock, $0.0000001 par value, 200,000,000 shares authorized;
190,000,000 shares respectively issued and outstanding	19	19
Additional paid-in capital	14,829	14,829
Retained earnings	(78,948)	(91,247)

Total stockholders' equity:	(64,100)	(76,399)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,300	$-

The accompanying notes are integral part of these financials statements.

Healthway Shopping Network, Inc
(A Development Stage Company)
Statements of Operations

	Year Ended December 31,
	2014	2013

Net revenues:
Whole Sale	$15,000	$-
Total net revenues	15,000	-

Cost of Goods Sold	-	16

Gross Income	15,000	(16)

Operating expenses:
General, selling and administrative expenses	2,700	91,231
Salaries and wages	-	-
Depreciation	-	-

Total operating expenses	2,700	91,231

Income (loss) from operations	12,300	(91,247)

Other income (expense)
Interest income (expense)	-	-
Gain (loss) on derivative liability	-	-
Other income (expense)	-	-

Total other income (expense)	-	-

Income (loss) before income tax	12,300	(91,247)

Provision for income taxes		-

Net income (loss)	$12,300	$(91,247)

Basic income (loss) per share	$0.000	$(0.000)
Diluted income (loss) per share	$0.000	$(0.000)
Weighted average shares - Basic	190,100,000	189,614,449
Weighted average shares - Diluted	190,100,000	189,614,449

The accompanying notes are integral part of these financials statements.

Healthway Shopping Network, Inc
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net income ( loss)	$12,300	$(91,247)
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	-	-

Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	(12,300)	15,673
Prepaid Expenses	-	-
Other current assets	-	-
Increase (decrease) in:
Accounts Payable	(12,349)	-
Note Payable	12,349	-

Net Cash Provided (Used) in Operating Activities	-	(75,574)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	-

Net Cash Provided (Used) by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in debt	-	57,626
Common stock issued for cash	-	14,848
Customer Deposit	-	3,100

Net Cash Provided by Financing Activities	-	75,574

Long-term debt reclassified to short-term	-	-
Common stock issued for debt	-	-

NET INCREASE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

The accompanying notes are integral part of these financials statements.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Statement of Stockholders' (Deficit)
As of December 31, 2014

							Accumulated
							Deficit
					Additional		During	Total
	Common Stock		Preferred Class A		Paid in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficiency
Balance December 31, 2012	190,100,000	19			14,829	-	(87,747)	(72,899)

Net loss	-	-			-	-	(3,500)	(3,500)
Balance December 31, 2013	190,100,000	$19	-	$-	$14,829	$-	$(91,247)	$(76,399)

Net Income	-	-			-	-	12,300	12,300
Balance December 31, 2014	190,100,000	$19	-	$-	$14,829	$-	$(78,947)	$(64,099)

The accompanying notes are integral part of these financials statements.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2014 and 2013

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
Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash and accounts payable and accrued expenses.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.
Net Income (Loss) Per Common Share
Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at December 31, 2014.

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
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the year ended December 31, 2014.  The sources and tax effects of the differences are as follows:
Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34)%
0%

As of December 31, 2014, the Company has a net operating loss carryforward of approximately $78,948.  This loss will be available to offset future taxable income.  If not used, this carryforward will begin to expire in 2038.  The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2014.
Note 4.  BASIS OF REPORTING
The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from inception to December 31, 2014, the Company incurred a net loss of approximately $79,000.  In addition, the Company has no significant assets or revenues.
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
Note 5. SHAREHOLDER LOANS
At December 31, 2014 the Company was indebted to an officer and shareholder of the Company $57,626.  The loan bears no interest and is due on demand. These amounts were advanced by Mr. Cleveland Grey to complete the years.
Note 6. LOAN PAYABLE - RELATED PARTY
A related party, through common management, loaned the Company $4,000 and $4,000 during the years ended December 31, 2014 and 2013, respectively.  As of December 31, 2014 the total outstanding debt owed to the related party is $12,350.  The loan bears no interest and is due on demand.
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

Healthway Shopping Network, Inc., a Florida corporation

May 17, 2016	By:	/s/ Cleveland Gary
Cleveland Gary Chief Executive Officer, President, Chief Financial Officer, Secretary and a Director (Principal Executive, Financial and Accounting Officer)