Form 10-K
period 2015-12-31
Healthway Shopping Network
filed 2016-07-11
CIK 1479014

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
                                                                            December 31, 2015

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

     The Company has sustained operating losses since inception of the Company on January 11, 2008.  The Company has deficit accumulated during the development stage of $76,399 at December 31, 2015.

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

      The management of the Company plans to use their personal funds to pay all expenses incurred by the Company in 2016.  There is no assurance that the Company will ever be profitable.

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
Critical Accounting Policy and Estimates.

     The Company has sustained operating losses since inception of the Company on January 11, 2008.  The Company has profit of $12,300 accumulated during  the year ending on December 31, 2014.  Currently the company is generating a loss of $10,724 for the year of 2015.

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

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended December 31, 2015, together with notes thereto, which are included in this report.

2015 Year-End Analysis

      The Company has received no income, has had no operations nor expenses, other than Florida state fees and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

     As of December 31, 2015, the Company has generated a loss of $10,724 and had income and cash flows from operations in 2015.

     The Company has sustained operating losses since inception of the Company on January 11, 2008.  The Company has profits accumulated during 2014 of $ 12,300 at December 31, 2014, but had a loss of $10,724 in 2015.  This loss was due to purchase of inventory in 2015. Considering  the profits of 2014 of $12,300 and subtracting the loss of 2015 of $10,724, the result yields a net profit of $1,576  between the two years of 2014 and 2015.

Results of Operations.

Revenues. Healthway Shopping Network has generated revenues for the year ended December 31, 2015, as compared to similar revenues for the year ended December 31, 2014. The Company is in a Developmental Stage and anticipates revenues in the future quarters as they begin funding the company through the sales of the shares declared effective on March 19, 2012.  We expect to generate more significant revenues as we continue to grow our operations and increase television and internet coverage and household viewing areas.

Operating Expenses. For the year ended December 31, 2015, our total operating expenses have been very controlled and were limited to cost of sales of products and direct costs associated with the requirements to maintain the effective registration of shares to be sold to raise funds to fund the business operations.  Officers did not receive salaries during this period.

Net Income (Loss). For the year ending 2015, there was a net loss from operations of $10,724.  The net profit/ loss from operations for the year ending December  31, 2015 and December 31, 2014 were ($10,724) profit and $12,300 profit, respectively.  Our operating expenses for the year ended December 31, 2015 were comprised of the costs to maintain a public company filings, state fees and accounting fees and cost of goods sold as well as operational expenses.

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

Item 8.  Financial Statements and Supplementary Data

     The financial statements and Report of Independent Registered Accounting Firm for the years ended December 31, 2015 and 2014 and from inception from January 11, 2008 (inception) to December 31, 2015 are attached hereto and include herein.

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

To The Board of Directors
Healthway Shopping Network, Inc
1300 N Florida Mango Rd, Suite 22
West Palm Beach. FL 33409
We have audited the accompanying consolidated balance sheets of Healthway Shopping Network, Inc. as of December 31, 2015 and 2014, and the related statements of income, stockholders' equity and cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthway Shopping Network, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.
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

s/d
Pinaki & Associates, LLC
Newark, DE
May 2, 2016

Healthway Shopping Network, Inc
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Accounts Receivable	3,576	12,300
Prepaid Expenses	-	-
Other current assets	-	-

Total current assets	3,576	12,300
Property and Equipment (net)	-	-

Total Assets	$3,576	$12,300

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payables and Accrued expenses	5,323	3,323
Customer Deposit	-	-
Payable to Related party	12,350	12,350

Total current liabilities	17,673	15,673

Long term debt
Customer Deposit	3,100	3,100
Payable to Related party	57,626	57,626
Total long term liabilities	60,726	60,726

Total liabilities	$78,398	$76,399

Stockholders' equity:
Common stock, $0.0000001 par value, 200,000,000 shares authorized;
190,000,000 shares respectively issued and outstanding	19	19
Additional paid-in capital	14,829	14,829
Retained earnings	(89,670)	(78,947)

Total stockholders' equity:	(74,822)	(64,099)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,576	$12,300

The accompanying notes are integral part of these financials statements.

Healthway Shopping Network, Inc
(A Development Stage Company)
Statements of Operations

	Year Ended December 31,
	2015	2014

Net revenues:
Whole Sale	$15,000	$15,000
Total net revenues	15,000	15,000

Cost of Goods Sold	2,357.60	-

Gross Income	12,642	15,000

Operating expenses:
General, selling and administrative expenses	23,366	2,700
Salaries and wages	-	-
Depreciation	-	-

Total operating expenses	23,366	2,700

Income (loss) from operations	(10,724)	12,300

Other income (expense)
Interest income (expense)	-	-
Gain (loss) on derivative liability	-	-
Other income (expense)	-	-

Total other income (expense)	-	-

Income (loss) before income tax	(10,724)	12,300

Provision for income taxes

Net income (loss)	$(10,724)	$12,300

Basic income (loss) per share	$(0.000)	$0.000
Diluted income (loss) per share	$(0.000)	$0.000
Weighted average shares - Basic	190,100,000	190,100,000
Weighted average shares - Diluted	190,100,000	190,100,000

The accompanying notes are integral part of these financials statements.

Healthway Shopping Network, Inc
(A Development Stage Company)
Statements of Cash Flows

For the Year Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net income ( loss)	$(10,724)	$12,300
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	-	-

Changes in operating Assets and Liabilities:
Decrease (increase) in:
Accounts receivable	8,724	(12,300)
Prepaid Expenses	-	-
Other current assets	-	-
Increase (decrease) in:
Accounts Payable	2,000	-
Note Payable	-	-

Net Cash Provided (Used) in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	-

Net Cash Provided (Used) by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of Long term debt	-	-
Increase in debt	-	-
Common stock issued for cash	-	-
Customer Deposit	-	-

Net Cash Provided by Financing Activities	-	-

Long-term debt reclassified to short-term	-	-
Common stock issued for debt	-	-

NET INCREASE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

The accompanying notes are integral part of these financials statements.

Healthway Shopping Network, Inc.
(A Development Stage Company)
Statement of Stockholders' (Deficit)
As of December 31, 2015

	Common Stock		Preferred Class A		Additional Paid in	Subscription	Accumulated Deficit During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficiency
Balance December 31, 2012	190,100,000	19			14,829	-	(87,747)	(72,899)

Net loss	-	-			-	-	(3,500)	(3,500)
Balance December 31, 2013	190,100,000	$19	-	-	$14,829	$-	$(91,247)	$(76,399)

Net Income	-	-			-	-	12,300	12,300
Balance December 31, 2014	190,100,000	$19	-	-	$14,829	$-	$(78,947)	$(64,099)

Net Loss	-	-			-	-	(10,724)	(10,724)
Balance December 31, 2015	190,100,000	$19	-	-	$14,829	$-	$(89,671)	$(74,823)

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2015 and 2014

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
Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash and accounts payable and accrued expenses.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.
Net Income (Loss) Per Common Share
Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net (loss) income per common share adjusts the weighted average common shares for the potential

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Stock-Based Compensation
The Company accounts for equity instruments issued to employees in accordance with ASC 718, Compensation - Stock Compensation.  ASC 718 requires all share-

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Based compensation payments to be recognized in the financial statements based on the fair value using an option pricing model.  ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates.
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
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the year ended December 31, 2015.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34)%
0%
As of December 31, 2015, the Company has a net operating loss carry forward of approximately $89,670.  This loss will be available to offset future taxable income.  If not used, this carryforward will begin to expire in 2038.  The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2015.
Note 4.  BASIS OF REPORTING
The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from inception to December 31, 2015, the Company incurred a net loss of $89,670.  In addition, the Company has no significant assets or revenues.
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
Note 5. SHAREHOLDER LOANS
At December 31, 2015 the Company was indebted to an officer and shareholder of the Company $57,626.  The loan bears no interest and is due on demand. These amounts were advanced by Mr. Cleveland Grey to complete the years.
Note 6. LOAN PAYABLE - RELATED PARTY
A related party, through common management, loaned the Company $0 and $4,000 during the years ended December 31, 2015 and 2014, respectively.  As of December 31, 2015 the total outstanding debt owed to the related party is $12,350.  The loan bears no interest and is due on demand.
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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The current director and Officer of the Company is:

Cleveland Gary

At December 31, 2015, the following persons held the following respective positions with the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2015, the period covered by this Report, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

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

	December 31, 2015	December 31, 2012

Audit-Related Fees	$4,000	$3,500

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