Form 10-Q
period 2016-03-31
Healthway Shopping Network
filed 2016-07-18
CIK 1479014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31 , 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____
Commission File Number: 333-166983
Healthway Shopping Network, Inc.
(Exact name of registrant as specified in its charter)
Florida	75-3262502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  No ☒
As of March 31, 2016, there were 190,100,000 shares of the issuer's $.0000001 par value common stock issued and outstanding.

HEALTHWAY SHOPPING NETWORK, INC.
 Balance Sheet
 As of March 31, 2016

	Mar 31, 16	Mar 31, 15
ASSETS
Current Assets
Checking/Savings
BSN	$3,576.40	$7,200.00
Total Checking/Savings	3,576.40	7,200.00
Total Current Assets	3,576.40	7,200.00
TOTAL ASSETS	3,576.40	7,200.00
LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable
Accounts Payable	19,275.50	15,999.10
Total Accounts Payable	19,275.50	15,999.10
Other Current Liabilities
Accrued Expenses	2,000.00	2,000.00
Cleveland Gary	57,625.50	57,625.50
Customer deposits - BCN	3,100.00	3,100.00
Total Other Current Liabilities	62,725.50	62,725.50
Total Current Liabilities	82,001.00	78,724.60
Total Liabilities	82,001.00	78,724.60
Equity
Common Stock Round 1	19.01	19.01
Paid in Excess	14,827.55	14,827.55
Retained Earnings	-88,671.16	-77,947.56
Net Income	-4,600.00	-8,423.60
Total Equity	-78,424.60	-71,524.60
TOTAL LIABILITIES & EQUITY	3,576.40	7,200.00

HEALTHWAY SHOPPING NETWORK, INC.
 Profit && Loss
 January through March 2016

	Jan - Mar 16	Jan - Mar 15
Ordinary Income/Expense
Cost of Goods Sold
Cost of Goods Sold	$0.00	$1,523.00
Purchases	0.00	834.60
Total COGS	0.00	2,357.60
Gross Profit	0.00	-2,357.60
Expense
Office Expenses
Office Supplies	0.00	516.00
Total Office Expenses	0.00	516.00
Rent	3,000.00	3,000.00
Utilities	1,600.00	2,550.00
Total Expense	4,600.00	6,066.00
Net Ordinary Income	-4,600.00	-8,423.60
Net Income	-4,600.00	-8,423.60

HEALTHWAY SHOPPING NETWORK, INC.
Statement of Cash Flows
January through March 2016

	Jan - Mar 16	Jan - Mar 15
OPERATING ACTIVITIES
Net Income	$-4,600.00	$-8,423.60
Adjustments to reconcile Net Income
to net cash provided by operations:
Accounts Payable	4,600.00	3,323.60
Net cash provided by Operating Activities	0.00	-5,100.00
Net cash increase for period	0.00	-5,100.00
Cash at beginning of period	3,576.40	12,300.00
Cash at end of period	3,576.40	7,200.00

Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2016 and 2015

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
March 31, 2016 and 2015

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
March 31, 2016 and 2015

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
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the period ended March 31, 2016.  The sources and tax effects of the differences are as follows:
Healthway Shopping Network, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2016 and 2015
Note 3. INCOME TAXES (continued)

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34	) %
	0%
As of March 31, 2016, the Company has a net operating loss carryforward of approximately $88,000.  This loss will be available to offset future taxable income.  If not used, this carryforward will begin to expire in 2038.  The deferred tax asset relating to the operating loss carryforward has been fully reserved at March 31, 2016.
Note 4.  BASIS OF REPORTING
The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from inception to March 31, 2016, the Company incurred a net loss of approximately $91,000.  In addition, the Company has no significant assets or revenues.
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
March 31, 2016 and 2015

Note 4.  BASIS OF REPORTING (continued)

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.
Note 5. SHAREHOLDER LOANS
At March 31, 2016, the Company was indebted to an officer and shareholder of the Company $57,626.  The loan bears no interest and is due on demand.
Note 6. LOAN PAYABLE - RELATED PARTY
A related party, through common management, loaned the Company $4,000 and $2,000 during the years ended December 31, 2013 and 2012, respectively.  As of March 31, 2016 the total outstanding debt owed to the related party is $12,350.  The loan bears no interest and is due on demand.
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
Critical Accounting Policy and Estimates.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014March and this Quarterly Report on Form 10-Q for the period ended March 31 3, 2016.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended March 31, 2016, together with notes thereto, which are included in this report.

For the three months ended March 31  , 2016

Results of Operations.

Revenues. Healthway Shopping Network has generated  revenues for the three months ended March 31, 2016, as compared to the same lower revenues for the three months ended March 31, 2015. The Company is in a Developmental Stage and anticipates revenues in the future quarters as they begin funding the company through the sales.  We expect to generate more significant revenues as we continue to grow our operations and increase television and internet coverage and household viewing areas.

Operating Expenses. For the three months ended March 31, 2016, our total operating expenses have been very controlled and were limited to direct costs associated with the requirements to maintain the effective registration of shares and accounting reporting requirements..  Officers did not receive salaries during this period.

Net Income (Loss). For the three months ended March 31, 2016, there was a net loss from operations.  Our operating expenses for the quarter ended March 31, 2016 were comprised of the costs to maintain our public company filings.
Liquidity and Capital Resources. As of March 31, 2016, we had total current liabilities of $62,725.50, which were represented by accounts payable and accrued expenses of $21,275.50 and loans from stockholder and related party of $57,626 and $3,100 respectively. The accounts payable and accrued expenses are comprised primarily of legal fees payable. The loans from stockholder are payable to Cleveland Gary, our officer and director. Per the terms of the notes, the loans are due upon demand and accrue no interest. The loan funds are to be used for working capital purposes. We had no other long term liabilities, commitments or contingencies as of March 31, 2016.

During 2016, we expect to incur significant legal and accounting costs as a result of being a public company. We also expect to generate more significant revenues from the sale of our health related products in the next twelve months. Those anticipated increases in sales will require additional funds to pay for the costs of the goods sold. Our legal and accounting costs and the costs of goods sold will be higher as our business volume and activity increases. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company and increases in the costs of goods sold, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We have no cash as of March 31, 2016. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to expand our operations significantly. Cleveland Gary, our officer and director, has provided loans to us to finance operations and we expect Mr. Gary will continue to do so, although he is not obligated to provide those loans. We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment. Our management believes that we do not require the services of independent contractors to operate at our current level of activity.

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

Healthway Shopping Network, Inc., a Florida corporation

July 17, 2016	By:	/s/ Cleveland Gary
Cleveland Gary Chief Executive Officer, President, Chief Financial Officer, Secretary and a Director (Principal Executive, Financial and Accounting Officer)