Form 10-Q/A
period 2016-03-31
Healthway Shopping Network
filed 2017-05-23
CIK 1479014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, , 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

Commission File Number: 333-166983

Healthway Shopping Network, Inc.

(Exact name of registrant as specified in its charter)

Florida	75-3262502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Have been amended to include information inadvertently left out of our previous report.

 HEALTHWAY SHOPPING NETWORK, INC.

Balance Sheet

As of March 31, 2016

	Mar 31, 16	Mar 31, 15
ASSETS
Current Assets
Checking/Savings
Branch	-26,855.35
Wells Fargo	45.48
BSN	3,576.40	7,200.00
Total Checking/Savings	-23,233.47	7,200.00
Total Current Assets	-23,233.47	7,200.00
TOTAL ASSETS	-23,233.47	7,200.00
LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable
Accounts Payable	19,275.50	15,999.10
Total Accounts Payable	19,275.50	15,999.10
Other Current Liabilities
Accrued Expenses	2,000.00	2,000.00
Cleveland Gary	57,625.50	57,625.50
Customer deposits - BCN	3,100.00	3,100.00
Total Other Current Liabilities	62,725.50	62,725.50
Total Current Liabilities	82,001.00	78,724.60
Total Liabilities	82,001.00	78,724.60
Equity
Common Stock Round 1	19.01	19.01
Paid in Excess	14,827.55	14,827.55
Retained Earnings	-88,746.75	-77,947.56
Net Income	-31,334.28	-8,423.60
Total Equity	-105,234.47	-71,524.60
TOTAL LIABILITIES & EQUITY	-23,233.47	7,200.00

HEALTHWAY SHOPPING NETWORK, INC.

Profit & Loss

January through March 2016

	Jan - Mar 16	Jan - Mar 15
Ordinary Income/Expense
Income
Cleveland Gary	500.00
	6.45
Total Income	506.45
Cost of Goods Sold
Cost of Goods Sold	0.00	1,523.00
Merchant Acct Fees	109.13
Purchases	0.00	834.60
Total COGS	109.13	2,357.60
Gross Profit	397.32	-2,357.60
Expense
Advertising and Promotion	264.79
Automobile Expense	498.59
Bank Service Charges	860.40
Cash Withdrawal	500.00
Computer and internet Expenses	1,847.91
Internet Expenses	2,279.80
Meals and Entertainment	323.22
Office Supplies	62.88
Professional Fees	223.77
Supplier	389.45
Telephone Expense	1,360.21
Travel expense	18,299.23
Uniforms	137.25
USPS	84.10
Total Office Expenses	27,131.60	0.00
Rent	3,000.00	3,000.00
Utilities	1,600.00	2,550.00
Total Expense	31,731.60	5,550.00
Net Ordinary Income	-31,334.28	-7,907.60
Net Income	-31,334.28	-7,907.60

4

HEALTHWAY SHOPPING NETWORK, INC.

Statement of Cash Flows

January through March 2016

	Jan - Mar 16	Jan - Mar 15
OPERATING ACTIVITIES
Net Income	-31,324.28	-8,423.60
Adjustments to reconcile Net Income
to net cash provided by operations:
Accounts Payable	4,600.00	3,323.60
Net cash provided by Operating Activities	-26,724.28	-5,100.00
Net cash increase for period	-26,724.28	-5,100.00
Cash at beginning of period	3,576.40	12,300.00
Cash at end of period	-23,147.88	7,200.00

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

Liquidity and Capital Resources. As of March 31, 2016, we had total current liabilities of $82,001.00, which were represented by accounts payable and accrued expenses of $21,275.50 and loans from stockholder and related party of $57,626 and $3,100 respectively. The accounts payable and accrued expenses are comprised primarily of legal fees payable. The loans from stockholder are payable to Cleveland Gary, our officer and director. Per the terms of the notes, the loans are due upon demand and accrue no interest. The loan funds are to be used for working capital purposes. We had no other long term liabilities, commitments or contingencies as of March 31, 2016.

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

We have $3,621.88 cash as of March 31, 2016. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to expand our operations significantly. Cleveland Gary, our officer and director, has provided loans to us to finance operations and we expect Mr. Gary will continue to do so, although he is not obligated to provide those loans. We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment. Our management believes that we do not require the services of independent contractors to operate at our current level of activity.

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

Healthway Shopping Network, Inc., a Florida corporation

May 23, 2017	By:	/s/ Cleveland Gary
Cleveland Gary Chief Executive Officer, President, Chief Financial Officer, Secretary and a Director (Principal Executive, Financial and Accounting Officer)

