Form 10-Q/A
period 2016-06-30
Healthway Shopping Network
filed 2017-05-23
CIK 1479014

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

HEALTHWAY SHOPPING NETWORK, INC.

Balance Sheet

As of June 30, 2016

	Jun 30, 16	Jun 30, 15
ASSETS
Current Assets
Checking/Savings
Branch	-66,150.35
Wells Fargo	591.81
WT	-10,000.00
BSN	3,576.40	2,100.00
Total Checking/Savings	-71,982.14	2,100.00
Total Current Assets	-71,982.14	2,100.00
TOTAL ASSETS	-71,982.14	2,100.00
LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable
Accounts Payable	23,625.50	15,999.10
Total Accounts Payable	23,625.50	15,999.10
Other Current Liabilities
Accrued Expenses	2,000.00	2,000.00
Cleveland Gary	57,625.50	57,625.50
Customer deposits - BCN	3,100.00	3,100.00
Total Other Current Liabilities	62,725.50	62,725.50
Total Current Liabilities	86,351.00	78,724.60
Total Liabilities	86,351.00	78,724.60
Equity
Common Stock Round 1	19.01	19.01
Paid in Excess	14,827.55	14,827.55
Retained Earnings	-88,746.75	-77,947.56
Net Income	-84,432.95	-13,523.60
Total Equity	-158,333.14	-76,624.60
TOTAL LIABILITIES & EQUITY	-71,982.14	2,100.00

HEALTHWAY SHOPPING NETWORK, INC.

Profit & Loss

April through June 2016

	Apr - Jun 16	Apr - Jun 15
Ordinary Income/Expense
Cleveland Gary	11,100.00
Cost of Goods Sold
Cost of Goods Sold	0.00	1,523.00
Purchases	0.00	834.60
Total COGS	0.00	2,357.60
Gross Profit	0.00	-2,357.60
Expense
Advertising and Promotion	400.00
Automobile Expense	789.93
Bank Service Charges	325.37
Cash Withdrawal	11,700.00
Computer and internet Expenses	1,834.23
Insurance Expense	0.00
Internet Expenses	3,176.99
Meals and Entertainment	843.84
Office Supplies	1,191.43
Payroll Expenses	16,613.92
Professional Fees	3,367.47
Reconciliation Discrepancies	0.08
Rent Expense	4,345.21
Supplier	12,667.78
Telephone	245.36
Travel expense	1,731.14
Uniforms	0.00
USPS	72.90
Utilities	543.02	516.00
Total Office Expenses	59,848.67	516.00
Rent	3,000.00	3,000.00
Utilities	1,600.00	2,550.00
Total Expense	64,448.67	6,066.00
Net Ordinary Income	-64,448.67	-8,423.60
Net Income	-64,448.67	-8,423.60

4

HEALTHWAY SHOPPING NETWORK, INC.

Statement of Cash Flows

April through June 2016

	Apr - Jun 16	Apr - Jun 15
OPERATING ACTIVITIES
Net Income	-53,348.67	-8,423.60
Adjustments to reconcile Net Income
to net cash provided by operations:
Accounts Payable	4,600.00	3,323.60
Net cash provided by Operating Activities	-48,748.67	-5,100.00
Net cash increase for period	-48,748.67	-5,100.00
Cash at beginning of period	-23,233.47	12,300.00
Cash at end of period	-71,982.14	7,200.00

Healthway Shopping Network, Inc.

(A Development Stage Company)

Notes to Financial Statements

June, 2016 and 2015

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

Liquidity and Capital Resources. As of June 30, 2016, we had total current liabilities of $86,351, which were represented by accounts payable and accrued expenses of $25,625.50 and loans from stockholder and related party of $57,626 and $3,100 respectively. The accounts payable and accrued expenses are comprised primarily of legal fees payable. The loans from stockholder are payable to Cleveland Gary, our officer and director. Per the terms of the notes, the loans are due upon demand and accrue no interest. The loan funds are to be used for working capital purposes. We had no other long term liabilities, commitments or contingencies as of June 30, 2016.

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

We have $4,168.21 cash as of June 30, 2016. In the opinion of management, available funds will not satisfy our working capital requirements to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to expand our operations significantly. Cleveland Gary, our officer and director, has provided loans to us to finance operations and we expect Mr. Gary will continue to do so, although he is not obligated to provide those loans. We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment. Our management believes that we do not require the services of independent contractors to operate at our current level of activity.

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

