Form 10-K
period 2016-12-31
Healthway Shopping Network
filed 2017-06-01
CIK 1479014

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 333-166983

Healthway Shopping Network, Inc.

(Exact name of registrant as specified in its charter)

Florida	75-3262502
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1300 N Florida Mango Rd, Suite 22

West Palm Beach, FL 33409

(Address of principal executive offices)  (zip code)

Registrant's telephone number, including area code:    (866)220-2226

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

$ 396,200,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class Outstanding at December 31, 2016

Common Stock, par value $0.0000001                 198,100,000

Documents incorporated by reference:            None

PART I

Item 1.  Business

      Healthway Shopping Network, Inc. (the Company) was incorporated on January 11, 2008 under the laws of the State of Florida to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

     On March 19, 2012, the Company registered its common stock in a S1 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof.  The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

     The Company has sustained operating losses since inception of the Company on January 11, 2008 until December 2016.  The Company has deficit accumulated during the development stage of $343,839. In December 2016, the Company purchased 49% of Boersma Travel which produced large subsidiary investment asset value of 23,500,000. The losses as of December 31, 2016 were $255,092.

.

      The management of the Company negotiated the purchase to add a leisure travel line to their already growing product lines.

     In the past year, the Company has completed several products and brands ready to roll out for the consumers. Those products include the Brand names of GeVeggie and Natural Miracle. Both Brands have proprietary components and several products in each Brand.

    The Company was formed to be a television, Internet, and retail sales company that focuses on selling health products to the general public on Television, Internet TV and Internet.

4

 Item 2.  Properties

     The Company has no real estate properties and at this time has no agreements to acquire any properties.  The Company currently uses the offices of its president.

The Company has acquired 49% of Boersma Travel, Inc. which has revenues exceeding $48,000,000 per year.

Item 3.  Legal Proceedings

     There are no litigation pending or threatened by or against the Company.

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

Critical Accounting Policy and Estimates.

     The Company has sustained operating losses since inception of the Company on January 11, 2008.  The Company did have profits of $12,300 accumulated during the year ending on December 31, 2014. The company generated a loss of $10,799 for the year of 2015. The Company has produced very little revenues in 2016. The company is planning to increase sales in the coming year through the subsidiary acquisition and the use of television sales and increasing the marketing of products into the general public. With the recent acquisituion revenues and the revenues from sales of products marketed by the shopping channel, the company expects to see great revenues in the coming year.

      The management of the Company plans to use the profits to reinvest in the Company to increase revenues and profits. The Company will be using the following methods to continue achieving greater and greater profits in the coming year.

1.	The Company will roll out the new products that have left research and are ready to market and distribute to the public.

GeVeggie – will include superfood products, supplements and vitamins that achieve great and greater body health and meet the nutritional needs of our customers. Those products will include: GeVeggie Food Plus, Gebiotics, GeVitamins Plus, GeOrganics, and many other GeVeggie products.

Natural Miracle – will include entire product lines for natural hair and body care for consumers. Products will include: Natural Miracle Hair Straightener – a natural hair straightener that does not damage your hair, Natural Miracle Shampoo, Natural Miracle Conditioner, Natural Miracle Skin Treatment, and other products to be used to enhance the skin and hair – the body’s largest organ.

2.	The Company will continue to promote its new acquisition of Boersma Travel to allow customers to enjoy rest and relaxation through lower cost travel. Travel is a strong acquisition for the Company as it will move the company to a different type of Health Product – Travel that will allow customers to achieve all their health needs including supplements, vitamins, natural foods, organic and holistic foods and now travel to have a more rounded fill of health related products. Over 85% of the public pursues travel for rest and relaxation. Being a one stop shop for both health products, foods and travel will drive customer retention on the website and on our television show as the Company meets more and more needs of our customers.

3.	Through the use of television and social media, the company will continue to increase revenue through the promotion of health related products including supplements, vitamins and stress reducing vacations and travel options. The online shopper increases daily and the Company has a large market share of internet users already of over 4500 consumers and that number grows daily. Television Shopping Channels always produce high sales numbers as the consumer does not leave the comfort of their home. The Consumer orders online or over the phone. Today’s buyer requires more precise purchasing methods that allow making a purchase and having it delivered to their door. The added time savings and the ease of delivery to your door drives more and more consumers to television and Internet sales.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period ended December 31, 2016, together with notes thereto, which are included in this report.

2016 Year-End Analysis

             The Company has received income, has had operations and expenses, including Florida state fees and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

           As of December 31, 2016, the Company has generated losses of $255,092 and had income and cash flows from operations in 2016.

On December 30, 2016, the Company acquired 49% or Boersma Travel, Inc. which will increase the revenues to ubstantially for the year of 2016. Current financials only report 2 days of revenue from this acquisition. These revenues should continue and increase as Boersma Travel has sustained revenue of $48,000,000 per year for the past several years.

The Company’s acquisition of Boersma Travel has increased the revenue for 2016 and projections for 2017 should be even greater than the current revenues reported for 2016.

Results of Operations

Revenues. Healthway Shopping Network has generated revenues for the year ended December 31, 2016, as compared to similar revenues for the year ended December 31, 2015. We expect to generate more significant revenues as we continue to grow our operations and increase television and internet coverage and household viewing areas.

The revenues from the acquisition of Boersma Travel, Inc. should continue and increase as Boersma Travel has sustained revenue of $48,000,000 per year for the past several years. With the additional promotions of the Television Shopping Channel and Internet Web televisiion as well as social media promotions, the revenues for the travel segment of the Company should only increase as Boersma Travel has never done any advertising and promotion of their travel product lines.

The Company, Healthway Shopping Network will begin television and internet TV airing of their new Brand lines as well as other Brands they carry in their product line up which will provide the company with additional revenues,

Operating Expenses. For the year ended December 31, 2016, our total operating expenses have been very controlled and were limited to cost of sales of products and direct costs associated with the requirements to maintain the public reporting requirements of the Company. Officers did not receive salaries during this period and will be compensated in the coming year, 2017 for past salaries as well as their current salary.

Net Income (Loss). For the year ending 2016, there was a operating loss of $255,092. The net profit/ loss from operations for the year ending December 31, 2014 and December 31, 2015 were ($10,724) profit and $12,300 profit, respectively. Our operating expenses for the year ended December 31, 2016 were comprised of the costs to maintain a public company filings, state fees and accounting fees and cost of goods sold as well as operational expenses .

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

Item 8.  Financial Statements and Supplementary Data

     The financial statements and Report of Independent Registered Accounting Firm for the years ended December 31, 2016 and 2015 and from inception from January 11, 2008 (inception) to December 31, 2016 are attached hereto and include herein.

Item 9B.  Other information

     Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;

     The current director and Officer of the Company is:

Cleveland Gary

     At December 31, 2016, the following persons held the following respective positions with the Company.

Name Cleveland Gary	Positions and Offices Held CEO

Management of the Company

     The Company has two full time employees.  The officer and director and staff will allocate a limited portion of their time to the activities of the Company with deferred compensation.

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

Item 11.  Executive Compensation

     The Company's officers and directors and staff do receive deferred compensation for services rendered to the Company.  No compensation will be paid to the officers and directors and staff of the Company for work performed in 2016.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     The Company does not have a compensation committee for the same reasons as described above.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth, as of December 31, 2016, the period covered by this Report, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company.  Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

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

Item 14.  Principal Accounting Fees and Services.

The Company has standard business activities, income and expenses including independent audit and Florida state fees.  The Company's CEO has spent his time in preparation and filing of all state and federal required taxes and reports and will be compensated in 2017 for those efforts.

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

	December 31, 2016	December 31, 2015

	=======	=========
Audit-Related Fees	$12,000	$ 4,500

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

Healthway Shopping Network, Inc., a Florida corporation

May 31, 2017	By:	/s/ Cleveland Gary
Cleveland Gary Chief Executive Officer, President, Chief Financial Officer, Secretary and a Director (Principal Executive, Financial and Accounting Officer)

Pinaki & Associates LLC

Certified Public Accountants

625 Barksdale Rd., Ste# 113

Newark, DE 19711

Phone: 408-896-4405 | pmohapatra@pinakiassociates.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To

The Board of Directors

Healthway Shopping Network Inc.

802 Old DixieHwy

Suite No. 2

Lake Park, FL 33403

We have audited the accompanying consolidated balance sheets of Healthway Shopping Network Inc. as of December 31, 2016 and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthway Shopping Network Inc. as of December 31, 2016 and the related consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/d

Pinaki & Associates, LLC

Newark, DE

May 31, 2017

HEALTHWAY SHOPPING NETWORK
Balance Sheets

ASSETS
	December 31,	December 31,
	2016	2015
CURRENT ASSETS

Cash and cash equivalents	$3,576	$3,501
Accounts receivable	—	—
Notes Receivable	—	—
Investment	23,520,000	—

Total Current Assets	23,523,576	3,501

PROPERTY AND EQUIPMENT, net	—	—
GOODWILL	—	—

TOTAL ASSETS	$23,523,576	$3,501

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Bank Overdraft	$237,518	$—
Accounts Receivables (credit balance)	0	—
Accounts payable	32,326	14,676
Related party payable	57,626	57,626
Accrued Expenses	2,000	2,000
Other Payables	0	—
Customer Deposits	3,100	3,100

Total Current Liabilities	332,569	77,401

Long-term notes payable	—	—

TOTAL LIABILITIES	332,569	77,401

STOCKHOLDERS' EQUITY

Common stock, no par value,200,000,000 shares authorized,
198,100,000 and 190,100,000 issued and outstanding, respectively	20	19
Additional paid-in Capital	23,534,827	14,828
Accumulated deficit	(343,839)	(88,747)

Total Stockholders' Equity	23,191,008	(73,900)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,523,576	$3,501

The accompanying notes are an integral part of these financial statements.

HEALTHWAY SHOPPING NETWORK
Statements of Operations

	For the Year Ended
	December 31,
	2016	2015

REVENUES
Sales	$11,606	$15,000.00

Total Revenues	11,606	15,000

COSTS OF SALES
Cost of sales	109	2,313

Total costs of sales	109	2,313

Gross Profit	11,497	12,687

OPERATING EXPENSES

General and administrative	266,589	23,486

Total Operating Expenses	266,589	23,486

Net Operating Loss	(255,092)	(23,486)

OTHER INCOME (EXPENSES)
Interest income	-	-
Total Other Income (Expenses)	-	-

NET LOSS	$(255,092)	$(10,799)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	190,143,716	190,100,000

The accompanying notes are an integral part of these financial statements

HEALTHWAY SHOPPING NETWORK
Statements of Cash Flows

	For the year ended
	December 31
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(255,092)	$(10,799)
Adjustments to reconcile net loss to net
cash from operating activities:
Depreciation and amortization	-	-
Changes in current assets and liabilities:
(Increase) / decrease in accounts receivable	-	-
Increase / (decrease) in accounts payable	17,650	2,000
Payments/(Advances) on cash advances from related party	-	-
Increase/ (decrease) in accrued liabilities	-	-

Net cash used in operating activities	(237,442)	(8,799)

Cash flows used in investing activities

Net cash used in (provided by) investing activities	-	-

Cash flows provided by financing activities
Proceeds from cash advances from bank	237,517	-

Sale of common stock	-	-

Net cash provided by financing activities	237,517	-

Net change in cash	75	(8,799)
Cash at beginning of period	3,501	12,300
Cash at end of period	$3,576	$3,502

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEALTHWAY SHOPPING NETWORK
Statements of Cash Flows

For the Nine Months Ended
March 31,
	2016	2015

Supplemental cash flow information
Cash payments for interest	$-	$-
Cash payments for income taxes	-	-

Non Cash Financing Activities	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Healthway Shopping Network, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2016 and 2015

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

December 31, 2016 and 2015

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

Stock-Based Compensation

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

Healthway Shopping Network, Inc.

(A Development Stage Company)

Notes to Financials

December 31, 2016 and 2015

In December 2016, the Company issued 8,000,000 shares of its common stock to acquire 49% of Boersma Travel..

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
0%

As of March 31, 2017, the Company has a net operating loss carryforward of approximately $343,839. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2038. The deferred tax asset relating to the operating loss carryforward has been fully reserved at March 31, 2017.

Note 4. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Healthway Shopping Network, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2016 and 2015

Note 4. BASIS OF REPORTING (continued)

The Company has obtained a strong investment partnership valued at $23,500,000 in December 2016 which provides a more than sound basis to produce the revenue and income necessary to operate the Company successfully.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 5. SHAREHOLDER LOANS

At March 31, 2017, the Company was indebted to an officer and shareholder of the Company $57,826. The loan bears no interest and is due on demand.

Note 6. LOAN PAYABLE - RELATED PARTY

A related party, through common management, loaned the Company $4,000 and $2,000 during the years ended December 31, 2013 and 2012, respectively. As of March 31, 2017 the total outstanding debt owed to the related party is $57,826. The loan bears no interest and is due on demand.

Note 7. SUBSEQUENT EVENTS

In accordance with ASC 855, management has evaluated the subsequent events through the date of issuance of the financial statements. Based upon this evaluation, there are no subsequent events that require disclosure.

