Form 10-Q
period 2017-03-30
Healthway Shopping Network
filed 2017-06-09
CIK 1479014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31 , 2017
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

Commission File Number: 333-166983

Healthway Shopping Network, Inc.

(Exact name of registrant as specified in its charter)

Florida	75-3262502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1300 N Florida Mango Rd, Suite 22, West Palm Beach, FL 33409
(Address of principal executive offices) (Zip Code)

561-619-2055 Or 877-220-2226
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

As of March 31, 2017, there were 190,100,000 shares of the issuer's $.0000001 par value common stock issued and outstanding.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HEALTHWAY SHOPPING NETWORK, INC.

Balance Sheet

As of March 31, 2017

	Mar 31, 17	Mar 31, 16
ASSETS
Current Assets
Checking/Savings
BSN	3,576	3576.4
HWSN Wells Fargo	150	45.48
WF - HWSN Business Market Acct	50
Arcade Assets	621,487
Total Checking/Savings	625,263	3,622
Total Current Assets	625,263	3,622
Investment	23,520,000
TOTAL ASSETS	24,145,263	3,622
LIABILITIES & EQUITY
Liabilities
Current Liabilities
G & A	236,560	26855.35
Accounts Payable	36,676	19275.5
Arcade Liabilities	388,368	2000
Related Party Payable	57,826	57625.5
Customer deposits - BCN	5,100	3100
Total Other Current Liabilities	724,528	108,856
Total Current Liabilities	724,528	108,856
Total Liabilities	724,528	108,856
Equity
Common Stock Round 1	117,524	19
Paid in Excess	23,534,828	14827.55
Retained Earnings	-388,765	-88746.35
Net Income	157,149	-31334.28
Total Equity	23,420,735	-105,234
TOTAL LIABILITIES & EQUITY	24,145,263	3,622

HEALTHWAY SHOPPING NETWORK, INC.

Profit & Loss

January through March 2017

	Jan - Mar 17	Jan - Mar 16
Ordinary Income/Expense
Income
Sales	5,614,661.02
Cleveland Gary	11,512.15	506.45
Online transfer	5,900.00
Total Income	5,632,073.17	506.45
Cost of Goods sold
Cost of Goods sold	5,183,107.67
Merchant acct fees		109.13
Gross Profit	448,965.50	397.32

Operating Expense
bank fee	32.50
Bank Service Charges	28.00	860.4
Expense Acct Office	2,972.57	500
Computer and Internet Expenses	230.31	4127.71
Office Expense	62.02	62.88
Utilities	3,000.00	3000
Rent	1,350.00	1600
new account with TD	6,575.15
Payroll Expenses	5,540.00
Advertising & Promotion		264.79
Automobile expenses		498.59
Professional Fees		223.77
Supplier		389.45
Telephone Expense		1360.21
Travel expense		18299.23
Uniforms		137.25
USPS		84.1
Travel expense	1,013.61	323.22
Subsidiary Expenses	271,011.94	323.22
Total Expense	291,816.10	32,054.82
Net Ordinary Income	157,149.40	-31,657.50
Net Income	157,149.40	-31,657.50

HEALTHWAY SHOPPING NETWORK, INC.

Statement of Cash Flows

January through March 2017

	Jan - Mar 17	Jan - Mar 16
OPERATING ACTIVITIES
Net Income	157,149.40	-31324.28
Adjustments to reconcile Net Income
to net cash provided by operations:
Accounts Payable	4,350.00	4600
Cleveland Gary Current Liab	200.00
Net cash provided by Operating Activities	161,699.40	-26724.28
Net cash increase for period	161,699.40	-26724.28
Cash at beginning of period	283,978.00	3576.4
Cash at end of period	445,677.40	-23147.88

Healthway Shopping Network, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2017 and 2016

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

Net Income (Loss) Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at December 31, 2016.

Healthway Shopping Network, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2017 and 2016

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

March 31, 2017 and 2016

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

March 31, 2017 and 2016

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

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. The Company has achieved $157,149 in profits this quarter. There is no reason to consider the company as a going concern in light of recent acquisitions and profits. The Company does plan to secure additional financing through private placements and/or by obtaining adequate credit facilities from financial institutions for further growth as well as increased sales as the company continues to grow and market.

Healthway Shopping Network, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2017 and 2016

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

Critical Accounting Policy and Estimates.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 and this Quarterly Report on Form 10-Q for the period ended March 31, 2017.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the period endedMarch 31, 2017, together with notes thereto, which are included in this report.

For the three months ended March 31 , 2017

Results of Operations.

Revenues. Healthway Shopping Network has generatedincome for the three months ended March 31, 2017 of $5.632,073. The Company has acquired, 49% of Arcade Travel, valued at $23,500,000 in 2016. The Company is in a Production Stage and anticipates revenues in the future quarters as they begin funding the company through the additional sales of products and the benefit of their recent acquisition. We expect to generate more significant revenues as we continue to grow our operations and increase television and internet coverage and household viewing areas.

Operating Expenses. For the three months ended March 31,, 2017, our total operating expenses have been very controlled and were limited to only $291,816. Those expenses included direct costs associated with the requirements to maintain the effective registration of shares and accounting reporting requirements.. Additionally, the expenses also included the costs of operating the company to generate profits to date.

Officers did not receive salaries during this period. The Officers salaries accrued for payment at a later date.

Net Income (Loss). For the three months endedMarch 31, 2017, there was a net profit from operations of $157,149. Our operating expenses for the quarter ended March 31, 2017 were comprised of the costs to maintain the Company’s activities to generate income for the quarter.

Liquidity and Capital Resources. As of March 31, 2017, we had total current liabilities of $ 724,528, which were represented by accounts payable and other expenses, and loans from stockholder and related party of $57,626 and $3,100 respectively. The accounts payable and accrued expenses are comprised primarily of legal and accounting fees payable. The loans from stockholder are payable to Cleveland Gary, our officer and director. Per the terms of the notes, the loans are due upon demand and accrue no interest. The loan funds are to be used for working capital purposes. We had no other long term liabilities, commitments or contingencies as of March 31, 2017.

During 2017, we expect to incur significant legal and accounting costs as a result of being a public company. We also expect to generate more significant revenues from the sale of our health related products in the next twelve months. Those anticipated increases in sales will require additional funds to pay for the costs of the goods sold. Our legal and accounting costs and the costs of goods sold will be higher as our business volume and activity increases. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company and increases in the costs of goods sold, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We have $ 445,675 cash as of March 31,, 2017. In the opinion of management, available funds will satisfy our working capital requirements and produce profits to operate at our current level of activity for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves very limited risks and actual results could fail as a result of a number of factors. The Company is planning to raise additional capital to expand our operations significantly. Cleveland Gary, our officer and director, has provided loans to us to finance operations and we expect Mr. Gary will no longer need to do so in the future , although he is not obligated to provide those loans. We are not currently conducting research and development activities. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment. Our management believes that we do not require the services of independent contractors to operate at our current level of activity.

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

Healthway Shopping Network, Inc., a Florida corporation

June 7, 2017	By:	/s/ Cleveland Gary
Cleveland Gary Chief Executive Officer, President, Chief Financial Officer, Secretary and a Director (Principal Executive, Financial and Accounting Officer)

